Form 10-K
period 2018-06-30
OCLARO, INC.
filed 2018-08-23
CIK 1110647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was $1,118,267,127 based on the last reported sale price of the registrant’s common stock on December 29, 2017 as reported by the NASDAQ Global Select Market ($6.74 per share). As of August 13, 2018, there were 170,687,418 shares of common stock outstanding.

OCLARO, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2018

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (the “Annual Report”) and the documents incorporated herein by reference contain forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, about our future expectations, plans or prospects and our business. You can identify these statements by the fact that they do not relate strictly to historical or current events, and contain words such as “anticipate,” “estimate,” “expect,” “forecast,” “project,” “intend,” “plan,” “believe,” “will,” “should,” “outlook,” “could,” “target,” “model,” "objective," and other words of similar meaning in connection with discussion of future operating or financial performance. We have based our forward looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. There are a number of important factors that could cause our actual results or events to differ materially from those indicated by such forward-looking statements, including (i) the risk that our pending merger with Lumentum Holdings Inc. does not close, due to the failure of one or more conditions to closing, (ii) disruption from the merger making it more difficult to maintain our customer, supplier, key personnel and other strategic relationships, (iii) uncertainty as to the market value of the Lumentum merger consideration to be paid in the merger, (iv) the risk that required governmental approvals of the merger (including China antitrust approval) will not be obtained or that such approvals will be delayed beyond current expectations, (v) the risk of litigation in respect of either Oclaro or Lumentum or the merger, (vi) our dependence on a limited number of customers for a significant percentage of our revenues, (vii) competition and pricing pressure, (viii) our ability to effectively manage our inventory, (ix) the absence of long-term purchase commitments from many of our long-term customers, (x) our ability to meet or exceed our gross margin expectations, (xi) the effects of fluctuations in foreign currency exchange rates, (xii) our ability to obtain governmental licenses and approvals for international trading activities or technology transfers, including export licenses, (xiii) our ability to timely develop, commercialize and ramp the production of new products to customer required volumes, (xiv) our ability to respond to evolving technologies, customer requirements and demands, and product design challenges, (xv) the effect of tariffs or other restrictions on trade between the U.S. and China, (xvi) our dependence on a limited number of suppliers and key contract manufacturers, (xvii) our ability to grow our revenues in the future by increasing the percentage of sales associated with new products, (xviii) our manufacturing yields, (xix) our ability to conclude agreements with our customers on favorable terms, (xx) the impact of additional restructuring charges we may take in the future, (xxi) our ability to maintain effective internal controls over financial reporting, (xxii) the risks associated with delays, disruptions or quality control problems in manufacturing, (xxiii) fluctuations in our revenues, growth rates and operating results, (xxiv) changes in our effective tax rates or outcomes of tax audits or similar proceedings, (xxv) the impact of financial market and general economic conditions in the industries in which we operate and any resulting reduction in demand for our products, (xxvi) potential operating or reporting disruptions that could result from the implementation of our new enterprise resource planning system, and (xxvii) other factors described under the caption "Risk Factors" and elsewhere in the documents we periodically file with the SEC. We cannot guarantee any future results, levels of activity, performance or achievements. You should not place undue reliance on forward-looking statements. Moreover, we assume no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements, except as required by law. Several of the important factors that may cause our actual results to differ materially from the expectations we describe in forward-looking statements are identified in the sections captioned "Business," "Risk Factors," and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K and the documents incorporated herein by reference.
As used herein, “Oclaro,” “we,” “our,” and similar terms include Oclaro, Inc. and its subsidiaries, unless the context indicates otherwise.

PART I
Item 1. Business
Overview of Oclaro
During our fiscal year 2018, we were one of the leading providers of optical components and modules for the long-haul, metro and data center markets. Leveraging more than three decades of laser technology innovation and photonics integration, we provide differentiated solutions for optical networks and high-speed interconnects driving the next wave of streaming video, cloud computing, application virtualization and other bandwidth-intensive and high-speed applications.
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
Our principal executive offices are located at 225 Charcot Avenue, San Jose, California 95131, and our telephone number at that location is (408) 383-1400. We maintain a web site with the address www.oclaro.com. Our website includes links to our Code of Business Conduct and Ethics and our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee charters. We did not waive any provisions of our Code of Business Conduct and Ethics during the year ended June 30, 2018. We are not including the information contained in our website or any information that may be accessed through our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge, through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practical after such material is electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC"). Any document we file with the SEC, may be inspected, without charge, at the SEC’s public reference room at 100 F Street NE, Washington, DC 20549 or may be obtained by calling the SEC at 1-800-SEC-0330 or at the SEC’s internet address at http://www.sec.gov (the information contained in the SEC’s website is not intended to be a part of this filing).
Our Business
We are a supplier of core optical network technology to leading telecommunications and data communications ("datacom") equipment companies and to data center and network operators worldwide. We primarily target communications equipment manufacturers that integrate our optical technology into the switching, routing and transport systems they offer to the global service and content providers that are building, upgrading and operating high-performance optical networks. Service and content providers are increasingly demanding greater levels of network capacity from their communications equipment suppliers, our primary customers, in order to meet their rapidly growing network bandwidth requirements. This capacity need is being driven by bandwidth intensive applications and devices that are at the access or edge of the network, such as all forms of mobile devices, streaming video, social media and cloud computing.
The optical communications market has started to expand beyond a small number of very large service providers, and is now transitioning to a variety of open and captive networks created solely for in house use by large video services, search engines and companies offering a variety of cloud computing services. We believe that the trend toward an increase in demand for optical solutions, which increase network capacity, is in response to growing bandwidth demand driven by increased transmission of video, voice and data over optical communications networks. Service providers also seek to decrease the total cost of ownership of their networks. Many of our advanced optical solutions are implemented in emerging network architectures, helping to provide a level of flexibility and responsiveness that enables savings in both operational and capital expenses. The rapid development of network infrastructure underway in developing countries is also driving growth in demand for optical solutions. Increasingly, internet content providers with their own wide area networks have similar requirements and are also becoming customers for our optical network products. We design, manufacture and market optical components and modules that generate, modulate and detect light signals in optical communications networks. During fiscal year 2018, we were a leading supplier of optical products at the component level, including fixed and tunable lasers, external modulators, integrated lasers and modulators and receivers. During fiscal year 2018, we were also a leading supplier of products at the module level, including transceivers. Many of our products enable increased flexibility in optical communications networks, making the networks more dynamic in nature. We supply transmission products at the component level and the module level into 10 gigabits per second ("Gb/s"), 100 Gb/s, 200 Gb/s and 400 Gb/s optical communications solutions.

Additionally, in datacom, enterprises and institutions such as data centers have grown in complexity as they manage the rapidly escalating demands for increased bandwidth and diverse types of data driven through the consumerization of information technology and the transition to Software as a Service ("SaaS") services. These next generation architectures, such as hyperscale data centers, require very high speed interconnects to support intensive data traffic within and between data centers. The providers of hyperscale data centers are upgrading and deploying their own high speed local, storage and wide-area networks, also called LANs, SANs and WANs, respectively. These deployments increase the ability to utilize high-bandwidth applications that are growing in importance to their organizations and also increase utilization across telecommunications networks as this traffic leaves the LANs, SANs and WANs and travels over the network service providers’ edge and core networks. We are a leading supplier of client-side and short reach optical transceivers and lasers operating over single-mode fiber at 10 Gb/s, 25 Gb/s and 100-400 Gb/s into datacom and enterprise solutions.
Furthermore, the increasing need for bandwidth to the home, particularly in the Multi Service Operators (cable) ("MSO") networks globally, requires a network architecture shift away from analog to a digital infrastructure. Remote Phy is seen as an efficient way to enable MSO’s to offer new and differentiated high bandwidth services. Our tunable transceivers provide significant operational savings to cable operators as they transition to a digital architecture.
Demand for mobile connectivity is increasing rapidly across a growing range of devices, from phones to tablet computers. Mobile infrastructure providers wishing to enable consumers to use bandwidth intensive applications such as video streaming must implement optical solutions from the mast head to a remote terminal and/or central office. We are a supplier of optical transceivers at speeds up to 100 Gb/s into the wireless 3G, 4G and fronthaul and backhaul markets, as well as supplying transceivers for initial field trials and deployment of 5G networks.
For the years ended June 30, 2018, July 1, 2017 and July 2, 2016, our revenues were $543.2 million, $601.0 million and $407.9 million, respectively. We had net income of $62.5 million, $127.9 million and $8.6 million for the years ended June 30, 2018, July 1, 2017 and July 2, 2016, respectively. As of June 30, 2018, July 1, 2017 and July 2, 2016, our total assets were $720.8 million, $665.1 million and $359.0 million, respectively.
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
The Boards of Directors of Lumentum and Oclaro have unanimously approved the Merger and the Merger Agreement. The transaction is subject to customary closing conditions, including the absence of certain legal impediments, the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act") and under applicable anti-trust laws in China, the effectiveness of a registration statement on Form S-4 registering the shares of Lumentum common stock to be issued in connection with the Merger, and approval of the Merger Agreement by the holders of a majority of the outstanding shares of Oclaro Common Stock. The transaction is not subject to any financing condition. On April 4, 2018, the U.S. Federal Trade Commission granted early termination of the waiting period under the HSR Act. On July 10, 2018, Oclaro's stockholders approved the Merger Agreement.
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
During the year ended June 30, 2018, we recorded acquisition-related costs of $4.3 million in restructuring, acquisition and related (income) expense, net, within our consolidated statements of operations.
Competitive Differentiation
We believe that demonstrating the following competitive strengths continues to be important to maintain and reinforce our position as a leading provider of core optical network components, modules and subsystems:

•
Optical Technology Leadership. We have extensive expertise in optical technologies including optoelectronic devices, electronics design, firmware and software capabilities. Our expertise includes optoelectronic devices utilizing indium phosphide ("InP") and Lithium Niobate substrates. As of June 30, 2018, we have approximately 1,000 issued patents.

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

•
Flexibility and Responsiveness to Customers. We believe that providing innovative solutions to enhance our customers’ ease of doing business is critical to success, and this is at the core of our strategy. This includes exhibiting high standards of flexibility and quality and the ability to provide products ranging from standard components to advanced modules designed in partnership with our customers. We are a leading supplier of optical products at the component level, including fixed wavelength and tunable lasers, external modulators, integrated lasers and modulators and receivers. We are also a leading supplier of products at the module level, primarily in the form of transceivers, transponders or daughter cards.

Business Strategy
We continue to pursue the following business strategies:

•
Maintain Focus on Communications Networks. We are positioned as a key strategic supplier to the major telecommunications equipment, data communications, cable and wireless equipment companies and intend to continue to focus on enabling our customers to build equipment for the implementation of next generation core optical networks. Our optical IP and development expertise provides us with optical network insights that enable us to partner with our customers to continue to develop and deliver innovative optical solutions. We plan to continue to work with our customers to develop key technologies and expand our product offerings across the optical network.

•
Capture Share in New and Emerging Web 2.0, Data Center, Cable and Wireless Markets. The emerging data center and Web 2.0 markets are two of the fastest growing segments in optical communications, both in terms of capital network equipment investment and growth of high data rate optical transceivers. To support the higher data rates needed, single mode fiber is the connectivity media of choice for greenfield data centers, maximizing the operators’ return on investment. The transition from analog to digital networks architecture in the CATV and increased bandwidth needs for 5G wireless applications will drive growth in tunable and high speed optical modules. We believe we are ideally positioned with our technology to support a broad portfolio of high speed discrete lasers, receivers, optical sub-assemblies and transceivers, and supporting these market segments is a key strategic initiative for us as we move forward.

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

•
Make Strategic Investments, Acquisitions and Divestitures to Maintain an Optical Leadership Position. Our industry has historically been fragmented and characterized by large numbers of competitors, but in recent years has experienced increasing levels of consolidation. In addition to our internal development capabilities, we have used acquisitions as a means to enhance our scale, obtain critical technologies and enter new markets. We have historically expanded our business through acquisitions where we have seen an opportunity to enhance scale, broaden our product offerings or integrate new technology. Our July 2012 acquisition of Opnext, Inc. ("Opnext") was consistent with this strategy. In addition, we have participated in significant merger and acquisition activities in the past, including our merger with Avanex in April 2009. The divestitures of our Oclaro Switzerland GmbH subsidiary and associated laser diodes and pump business (the “Zurich Business”) in September 2013, our optical amplifier and micro-optics business (the "Amplifier Business") in November 2013 and our industrial and consumer business based in Komoro, Japan (the "Komoro Business") in October 2014 were examples of transactions that enabled us to maintain strategic competitive focus.

Our Product Offerings

•
Client Side Transceivers. Our pluggable transceiver portfolio includes fixed wavelength XFP and SFP+ at 10 Gb/s; SFP28 at 25 Gb/s; CFP, CFP2, CFP4 and QSFP28 at 100 Gb/s; and CFP8 at 400 Gb/s. These package form factors support different link distances based on different optical connectors and media types, in both industry standard and proprietary optical specifications. These link distances typically go from 2 kilometers to 80 kilometers, depending on the laser and receiver technology utilized.

•
Line Side Transceivers. We believe the photonic integration of our internal components represents a differentiator and a competitive advantage in our 10 Gb/s tunable XFP and tunable SFP+ products, particularly for remote phy applications. We were the first company to supply coherent CFP2 transceivers at 100 Gb/s and 200 Gb/s. Our internal device and sub-assembly technology enables our customers to provide coherent pluggable 100 Gb/s and 200 Gb/s solutions for metro and long haul networks.

•
Tunable laser transmitters. Our tunable laser products include discrete lasers and co-packaged laser modulators to optimize performance and reduce the size of the product. Our tunable products at the component level include a 10 Gb/s tunable optical sub assembly, a 10 Gb/s co-packaged tunable laser and mach-zender modulator, and a narrow line width laser assembly. They also include an integrated tunable laser assembly ("iTLA") and a 100 Gb/s or 200 Gb/s tunable laser assembly plus modulator ("iTXA"). We are in production of our micro-iTLA and iTXA, tunable laser products which are suitable for 100 Gb/s and 200 Gb/s systems.

•
Lithium niobate modulators. Our lithium niobate external modulators are optical devices that manipulate the phase or the amplitude of an optical signal. Their primary function is to transfer information on an optical carrier by modulating the light. These devices externally modulate the lasers of discrete transmitter products including, but not limited to, our own standalone laser products. We supply 100 Gb/s, 200 Gb/s and 400 Gb/s modulators for coherent applications.

•
Transponder modules. Our transponder modules provide both transmitter and receiver functions. A transponder includes electrical circuitry to control the laser diode and modulation function of the transmitter as well as the receiver electronics. We develop Coherent pluggable modules at 100 Gb/s, 200 Gb/s, 400 Gb/s and 1.2 Tb/s transmission rates. We believe the photonic integration of our internal componentry can represent a differentiator and a competitive advantage in certain of these products.

•
Discrete lasers and receivers. Our portfolio of discrete receivers for metro and long-haul applications includes 10 Gb/s XMD PIN and avalanche photodiode ("APD") receivers, 10 Gb/s coplanar receivers in PIN and APD configurations and 20 Gb/s balanced receivers. We also supply distributed feedback ("DFB") and Electro-absorption modulated (“EML”) laser dies at 10 Gb/s and 25 Gb/s.

The following table sets forth our revenues by product group for the periods indicated:

	Year Ended
	June 30, 2018	July 1, 2017	July 2, 2016
	(Thousands)
100 Gb/s + transmission modules	$422,699	$457,975	$228,619
40 Gb/s and lower transmission modules	120,471	142,993	179,295
	$543,170	$600,968	$407,914
Customers, Sales and Marketing
We believe it is essential to maintain a comprehensive and capable sales and marketing organization. As of June 30, 2018, our sales and marketing organization, which included our direct sales force, customer service, marketing communications and product line specific marketing employees, totaled 75 people in Canada, China, Germany, Italy, Japan, Malaysia, the United Kingdom and the United States. In addition to our direct sales and marketing organization, we also sell and market our products through international sales representatives and resellers that extend our commercial reach to smaller geographic locations and customers that are not currently covered by our direct sales and marketing efforts.
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
Our customers include Amazon.com, Inc.; Ciena Corporation ("Ciena"); Cisco Systems, Inc. ("Cisco"); Coriant GmbH ("Coriant"); Google Inc.; Huawei Technologies Co. Ltd ("Huawei"); InnoLight Technology Corporation; Juniper Networks, Inc.; Nokia/Alcatel-Lucent; and ZTE Corporation ("ZTE").
For the fiscal year ended June 30, 2018, Nokia accounted for 17 percent, Ciena accounted for 13 percent, Cisco accounted for 13 percent and Huawei accounted for 11 percent of our revenues.
Our customers are primarily network equipment manufacturers of telecommunications and datacom systems, hyperscale data center operators and datacom module manufacturers.

The following table sets forth our revenues by geographic region for the periods indicated, determined based on the country or region to which the products were shipped:

	Year Ended
	June 30, 2018	July 1, 2017	July 2, 2016
	(Thousands)
Asia-Pacific:
China	$169,825	$227,897	$167,229
Thailand	64,206	97,808	11,161
Malaysia	5,461	20,965	31,823
Other Asia-Pacific	20,466	15,776	6,665
Total Asia-Pacific	$259,958	$362,446	$216,878

Americas:
United States	$78,858	$82,516	$63,158
Mexico	101,768	43,122	46,385
Other Americas	10,918	35,170	6,901
Total Americas	$191,544	$160,808	$116,444

EMEA:
Italy	$43,196	$32,926	$27,249
Germany	17,438	14,221	21,284
Other EMEA	24,840	21,050	18,918
Total EMEA	$85,474	$68,197	$67,451

Japan	$6,194	$9,517	$7,141

Total revenues	$543,170	$600,968	$407,914
Manufacturing
We have wafer fabrication facilities in Caswell, U.K.; Sagamihara, Japan; and San Donato, Italy. We also have facilities in Shenzhen, China; Sagamihara, Japan; and San Donato, Italy, where we perform assembly and test operations. We believe that innovation at the wafer and fab level is a key differentiator in optical components and we are positioned accordingly. We also use third-party contract manufacturers in Asia, and continually evaluate the capabilities of additional potential contract manufacturing partners to ensure we have a scalable and cost effective manufacturing strategy appropriate for executing our business objectives over a long-term horizon.
We believe our wafer fabrication facilities position us well to introduce product innovations delivering optical network cost and performance advantages to our customers. We also believe that our ability to deliver innovative technologies in a variety of form factors, ranging from chip level to component level to module level, allows us to address the needs of a broad base of potential customers regardless of their desired level of product integration or complexity.
We believe our advanced chip and component design and manufacturing facilities would be very expensive to replicate. On-chip, or monolithic, integration of functionality is more difficult to achieve without control over the production process, and requires advanced process know-how and equipment. Although the market for optical integrated circuits is still in its early stages, it shares many characteristics with the semiconductor market, including the positive relationship between the number of features integrated on a chip, the wafer size and the cost and sophistication of the fabrication equipment. We believe our wafer fabrication facilities and our know-how provide a competitive advantage by allowing us to increase the complexity of the optical circuits that we design and manufacture, and the integration of photonics components within smaller packages, without the relatively high cost, power and size issues associated with less integrated solutions.

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
As of June 30, 2018, our manufacturing organization was comprised of 1,194 people.
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
We have significant expertise in optical technologies such as optoelectronic semiconductors utilizing InP, lithium niobate substrates and micro-optic assembly and packaging technology. In addition to these technologies, we also have electronics design, firmware and software capabilities to produce transceivers and transponders. We will also consider supplementing our in-house technical capabilities with strategic alliances or technology development arrangements with third parties when we deem appropriate. We spent $64.5 million, $57.1 million and $46.1 million on research and development during the years ended June 30, 2018, July 1, 2017 and July 2, 2016, respectively. As of June 30, 2018, our research and development organization was comprised of 289 people.
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
We have a substantial number of patents in the United States and other countries, and additional applications are pending. These relate to technology that we have obtained from our acquisitions of businesses and companies in addition to our own internally developed technology. As of June 30, 2018, we held approximately 1,000 issued patents worldwide, with additional patent applications pending in various jurisdictions. Although our business is not materially dependent upon any one patent, our rights and the products made and sold under our patents, taken as a whole, are a significant element of our business. We maintain an active program designed to identify technology appropriate for patent protection.
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
Competition
The optical communications markets are rapidly evolving. We expect these markets to continue to be highly competitive because of the available capacity and number of competitors. We compete with domestic and international companies, many of which have substantially greater financial and other resources than we do. As of June 30, 2018, we believe that our principal competitors in the optical subsystems, modules and components industry include Acacia Communications, Inc., Applied Optoelectronics, Inc., Finisar Corporation ("Finisar"), Fujitsu Limited ("Fujitsu"), InnoLight Technology Ltd., Lumentum, NeoPhotonics Corporation ("NeoPhotonics"), Source Photonics Inc. and Sumitomo Electric Industries, Ltd. The principal competitive factors upon which we compete include breadth of product line, availability, performance, product reliability, innovation and selling price. We seek to differentiate ourselves from our competitors by offering high levels of customer value through collaborative product design, technology innovation, manufacturing capabilities, optical/mechanical performance, intelligent features for configuration, control and monitoring, multi-function integration and overall customization. There can be no assurance that we will continue to compete favorably with respect to these factors. We encounter substantial competition in most of our markets, although no one competitor competes with us across all product lines or markets.
Consolidation in the optical systems and components industry has intensified the competitive pressures that we face. For example, ADVA announced the acquisition of MRV Communications, Inc. in 2017, Fujitsu announced the acquisition of a 51 percent stake in FITEC Corp. in 2017, APAT Optoelectronics acquired the access and low speed transceiver business from NeoPhotonics in 2017, Avago acquired Broadcom Corp. in 2016, Nokia acquired Alcatel-Lucent in 2016, Ciena acquired Cyan Inc. in 2015, NeoPhotonics acquired the tunable laser product line of Emcore Corporation in 2015, Finisar acquired u2t Photonics AG in 2014 and Avago acquired CyOptics, Inc. in 2013. On March 11, 2018, we entered into the Merger Agreement with Lumentum, pursuant to which we have agreed to be acquired by Lumentum.
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
Long-Lived Tangible Assets
The following table sets forth our long-lived tangible assets, which consists of our property and equipment, by geographic area as of the dates indicated:

	Year Ended
	June 30, 2018	July 1, 2017	July 2, 2016
	(Thousands)
United States	$14,956	$11,057	$1,985

Japan	$61,845	$49,843	$32,244
China	23,126	25,010	12,456
United Kingdom	20,112	8,174	5,783
Malaysia	8,651	10,521	5,307
Rest of world	8,748	9,728	7,270
Total long-lived assets outside the United States	$122,482	$103,276	$63,060

Total long-lived assets	$137,438	$114,333	$65,045
Employees
As of June 30, 2018, we employed 1,701 people, comprising 289 in research and development, 1,194 in manufacturing, 75 in sales and marketing, and 143 in general and administration. In Italy, 175 employees belong to local collective bargaining/professional guilds. None of our other employees are subject to collective bargaining agreements.

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
The Merger Agreement contains a number of conditions that must be fulfilled to complete the Merger. These conditions include, among other customary conditions, the required approval of Oclaro’s stockholders to complete the Merger, absence of laws, orders, judgments and injunctions that enjoin or otherwise prohibit consummation of the Merger in any jurisdiction that is material to the business or operations of Oclaro or Lumentum, receipt of certain antitrust approvals in the United States and the People’s Republic of China, approval by NASDAQ for listing of the shares of Lumentum common stock to be issued in the Merger, accuracy of representations and warranties of the parties subject to the applicable standard provided by the Merger Agreement, no event occurring that had or would reasonably be expected to have a “Material Adverse Effect” (as defined in the Merger Agreement) on Lumentum or Oclaro, compliance by the parties with their obligations in the Merger Agreement in all material respects and the effectiveness of the registration statement relating to the shares of Lumentum common stock to be issued in connection with the Merger. On April 4, 2018, the U.S. Federal Trade Commission granted early termination of the waiting period under the HSR Act. On July 10, 2018, Oclaro's stockholders approved the Merger Agreement.
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
In addition, if the Merger is not completed by December 11, 2018, which deadline will be automatically extended to March 11, 2019 if the closing is delayed due to certain conditions to closing relating to antitrust laws not being satisfied, either Lumentum or Oclaro may choose to terminate the Merger Agreement. Lumentum or Oclaro may also elect to terminate the Merger Agreement in certain other circumstances, and the parties can mutually decide to terminate the Merger Agreement at any time prior to the closing, before or after approval of the Merger Agreement by Oclaro's stockholders, as applicable.
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
The Merger is subject to the expiration of applicable waiting periods under, and the receipt of approvals, consents or clearances from, antitrust regulatory authorities in the United States and China that may impose conditions that could have an adverse effect on Lumentum or Oclaro or, if not obtained, could prevent completion of the Merger.
Before the Merger may be completed, any waiting period (or extension thereof) applicable to the Merger must have expired or been terminated, and any approvals, consents or clearances required in connection with the Merger must have been obtained, in each case, under the HSR Act and under the antitrust and competition laws of China. In deciding whether to grant the required regulatory approval, consent or clearance, the relevant governmental entities will consider the effect of the Merger on competition within their relevant jurisdiction, and other considerations they may deem appropriate. On April 4, 2018, the U.S. Federal Trade Commission granted early termination of the waiting period under the HSR Act, which satisfies the closing conditions related to receipt of antitrust approval in the United States under the Merger Agreement.
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
While Oclaro believes that any claims that have been and may be asserted by purported stockholder plaintiffs related to the Merger are and would be without merit, the results of any such potential legal proceedings are difficult to predict and could delay or prevent the Merger from becoming effective in a timely manner. Moreover, any litigation could be time consuming and expensive, could divert Oclaro’s management’s attention away from its regular business and, if any lawsuit is adversely resolved against Oclaro or members of the Oclaro’s Board of Directors (each of whom Oclaro is required to indemnify pursuant to indemnification agreements), could have a material adverse effect on Oclaro’s financial condition.
One of the conditions to closing of the Merger is the absence of any order or law by a court or other governmental entity in any jurisdiction that is material to the business or operations of Oclaro or Lumentum that prohibits, enjoins or makes illegal the closing of the Merger. Consequently, if a settlement or other resolution is not reached in any lawsuit that is filed and a claimant secures injunctive or other relief prohibiting, delaying or otherwise adversely affecting Lumentum’s and/or Oclaro’s ability to complete the Merger, then such injunctive or other relief may prevent the Merger from becoming effective in a timely manner or at all. See also Part I, Item 3, Legal Proceedings, "Oclaro Merger Litigation" in this Form 10-K.

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
During the fiscal years ended June 30, 2018, July 1, 2017 and July 2, 2016, our three largest customers accounted for 42 percent, 50 percent and 44 percent of our revenues, respectively. Because we rely on a limited number of customers for a significant percentage of our revenues, a decrease in demand for our products from any of our major customers for any reason (including due to data center and telecom market conditions, customer inventory buildup, catastrophic events, changes in network architecture, government action, financial viability or otherwise) could have a material adverse impact on our financial condition and results of operations. For example, we were unable to ship products for an extended period of time to one of our largest customers, ZTE, as discussed in our risk factor in this Form 10-K, "The inability to obtain government licenses and approvals for desired international trading activities or technology transfers, including export licenses, may prevent the profitable operation of our business."
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
Many of our present and future business activities are subject to licensing by the United States government under the Export Administration Act, the Export Administration Regulations ("EAR") and other laws, regulations and requirements governing international trade and technology transfer. For example, on April 16, 2018, the U.S. Department of Commerce ("DOC") changed and reactivated its previously suspended denial order and suspended the export privileges of Zhongxing Telecommunications Equipment Corporation ("ZTE Corporation") and its subsidiary, ZTE Kangxun Telecommunications Ltd. ("ZTE Kangxun") (collectively, "ZTE") after determining that ZTE made false statements to the DOC related to senior employee disciplinary actions ("Denial Order"). On July 13, 2018, following approval of a settlement agreement between the DOC and ZTE and ZTE's payment of certain amounts to the DOC, the Denial Order was terminated and ZTE was removed from the DOC's Denied Persons List. During the pendency of the Denial Order, ZTE was prohibited from participating in any way in any transaction subject to the EAR and U.S. companies were restricted from exporting or re-exporting to or on behalf of ZTE any item subject to the EAR or engaging in any transaction to service any item subject to the EAR that has been or will be exported from the U.S. and which was owned, possessed or controlled by ZTE. During this period, we ceased shipment of products to ZTE, which has been one of our significant customers. In addition, we cannot predict whether the export sanctions and financial penalties imposed on ZTE by the DOC will have a negative impact on future orders of our products by ZTE, which could have an adverse effect on our financial situation.
As previously reported, on March 6, 2016, the DOC had amended the EAR and imposed additional licensing restrictions on exports of certain products to ZTE. In response to the DOC's action, we temporarily ceased shipment of products to ZTE at that time as well. The DOC created a temporary general license on March 24, 2016 applicable to exports to ZTE, after which time we resumed shipments of products to ZTE. The DOC subsequently granted several extensions, before issuing a final rule on March 29, 2017 in connection with the settlement by ZTE and the U.S. government of certain administrative and criminal charges, eliminating the additional licensing restrictions imposed on ZTE.

In the future, the DOC may impose denial orders, sanctions or licensing restrictions on ZTE again or on other customers with whom we conduct business if they violate the EAR or other export laws. Any future action by the U.S. government that precludes us from shipping products to ZTE or to other customers may have a material adverse impact on our revenues and results of operations.
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
Significant tariffs or other restrictions applied to goods traded between the United States and China could materially and adversely affect our business and results of operations.

Since the beginning of 2018, there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding the possibility of instituting tariffs against foreign imports of certain materials.  More specifically, since March 2018, the U.S. and China have applied tariffs to certain of each other’s exports. In July 2018, the U.S. announced a list of thousands of categories of goods, including electronics, that could face tariffs of 10 percent. Following the July 2018 announcement, on August 1, 2018, the President directed the U.S. Trade Representative to consider increasing the proposed level of the additional tariffs from 10 percent to 25 percent. It is currently expected that these tariffs will be finalized after a public comment period that ends on September 6, 2018. Most of our products are produced outside of China and would not be subject to the proposed tariffs on imports into the U.S. from China. A limited number of our products have a China country of origin, but these products are not currently imported into the U.S. other than in limited numbers for our internal research and development purposes. If circumstances change and we import materially greater quantities of our China country of origin products into the U.S., we may be required to raise our prices, which may result in the loss of customers and harm our operating performance. Even if the currently proposed duties are not imposed on our products, it is possible further tariffs will be imposed on imports of our products, or that our business will be impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, causing us to raise prices or make changes to our operations, any of which could materially harm our revenue or operating results.
The implementation of trade tariffs both globally and between the U.S. and China specifically carries the risk of negatively impacting China’s overall economic condition, which could have negative repercussions on us. Furthermore, imposition of tariffs could cause a decrease in the sales of our products to customers located in China or other customers selling to Chinese end users, which would directly impact our business.
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
For instance, while we incurred minimal restructuring charges in fiscal years 2017 and 2016, during fiscal year 2015, we incurred $2.5 million in restructuring charges in connection with the transition of certain portions of our Shenzhen, China assembly and test operations to Venture. In addition, during fiscal year 2015, we incurred $4.0 million in restructuring charges in connection with the restructuring plan we initiated in the first quarter of fiscal year 2014 to simplify our operating footprint, reduce our cost structure and focus our research and development investment in the optical communications market where we can leverage our core competencies.
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
As of June 30, 2018, we had $137.4 million of property and equipment, net on our consolidated balance sheet. If we make changes in our business strategy or if market or other conditions adversely affect our business operations, we may be forced to record an impairment charge related to these assets, which would adversely impact our results of operations. If impairment has occurred, we will be required to record an impairment charge for the difference between the carrying value of the assets and the implied fair value of the assets in the period in which such determination is made. The testing for impairment requires us to make significant estimates about the future performance and cash flows of our business, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry, or market conditions, changes in underlying business operations, future reporting unit operating performance, changes in competition, or changes in technologies. Any changes in key assumptions, or actual performance compared with those assumptions, about our business and its future prospects or other assumptions could affect the fair value of one or more reporting units, and result in an impairment charge.
We have identified a material weakness in our internal control over financial reporting of foreign currency transaction gains and losses which, if not remediated, could adversely affect our stock price.
Our controls over the identification and recording of foreign currency transaction gains and losses was not designed and operating effectively. As described under Part II, Item 9A, Controls and Procedures, our management has concluded that the deficiency constitutes a material weakness in our internal control over financial reporting, which was not effective as of June 30, 2018.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Although we have developed and are implementing a plan to remediate this material weakness and believe, based on our evaluation to date, that this material weakness will be remediated during the second half of calendar year 2018, we cannot assure you that this will occur within the contemplated timeframe. Moreover, we cannot assure you that we will not identify additional material weaknesses in our internal control over financial reporting in the future. If we are unable to remediate the material weakness, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the Securities and Exchange Commission, could be adversely affected. The occurrence of or our failure to remediate the material weakness may adversely affect the market price of our common stock and any other securities we may issue.
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
Our revenues, growth rates and operating results are likely to fluctuate significantly in the future as a result of factors that are outside our control. We may not achieve similar revenues, growth rates or operating results in future periods. Our revenues, growth rates and operating results for any prior quarterly or annual period should not be relied upon as any indication of our future revenues, growth rates or operating results. The timing of order placement, size of orders and satisfaction of contractual customer acceptance criteria, changes in the pricing of our products due to competitive pressures as well as order or shipment delays or deferrals, with respect to our products, may cause material fluctuations in revenues. Slower growth rates in China and for some of our client side transceivers may also cause our results to fluctuate. For example, revenues for the three months ended June 30, 2018 were reduced as a result of our cessation of shipments to ZTE following the DOC's re-imposition of export sanctions on ZTE, and we cannot guarantee the levels at which ZTE will resume ordering our products now that sanctions have been lifted.  See our risk factor in this Form 10-K, "The inability to obtain government licenses and approvals for desired international trading activities or technology transfers, including export licenses, may prevent the profitable operation of our business."
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

We continue to assess the impact of the recently enacted H.R.1, commonly referred to as the Tax Cuts and Jobs Act, and the Finance (No. 2) Act 2017 in the United Kingdom (together, the “New Tax Laws”) as well as any future regulations implementing the New Tax Laws and any interpretations of the New Tax Laws. The effect of those regulations and interpretations, as well as any additional tax reform legislation in the United States, United Kingdom or elsewhere, could have a material adverse effect on our business, financial condition and results of operations by, among other things, decreasing the value of our deferred tax asset and/or requiring us to recognize a deferred tax liability for non-U.S. earnings. See Note 1 to the consolidated financial statements, Basis of Preparation and Summary of Significant Accounting Policies - U.S. Tax Reform, in this Annual Report on Form 10-K. If, in the future, we are required to reduce the value of our deferred tax asset or record a deferred tax liability, we may be required to record a corresponding charge to current earnings, which could have a material adverse effect on our financial condition and results of operations in the period in which it is recorded.
Our business and results of operations may be negatively impacted by financial market conditions and general economic conditions in the industries in which we operate, and such conditions may increase the other risks that affect our business.
During the 2008 financial crisis and its aftermath, the world’s financial markets experienced significant turmoil, resulting in reductions in available credit, increased costs of credit, extreme volatility in security prices, potential changes to existing credit terms, and rating downgrades of investments. In the past, due to these conditions, many of our customers reduced their spending plans, leading them to draw down their existing inventory and reduce orders for our products. It is possible that changes in current economic conditions could result in similar setbacks in the future, and that some of our customers could as a result reduce production levels of existing products, defer introduction of new products or place orders and accept delivery for products for which they do not pay us due to their economic difficulties or other reasons. In the past, financial market volatility has materially and adversely affected the market conditions in the industries in which we operate, and has had a material adverse impact on our revenues. Our suppliers may also be adversely affected by economic conditions that may impact their ability to provide important components used in our manufacturing processes on a timely basis, or at all. To a large degree, orders from many of our customers are dependent on demand from telecom carriers and hyper scale data centers around the world. Telecom carrier capital expenditure plans and execution can also be adversely impacted, both in terms of total spend and in determination of areas of investment within network infrastructures, by global and regional macroeconomic conditions. In addition, the recent imposition of tariffs by the United States, China and the European Union, and possible additional trade restrictions, may have an adverse impact on our customers, suppliers and the economies of the countries where we operate. We are unable to predict the likely occurrence, severity or duration of any potential future disruption in financial markets or adverse economic conditions in the U.S. and other countries, but the longer the duration the greater the risks we face in operating our business.
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
In the ordinary course of our business, we maintain sensitive personal data on our networks, including confidential information relating to our customers, employees and business partners. Global privacy legislation, enforcement, and policy activity are rapidly expanding and creating a complex compliance regulatory environment regarding the collection, use, storage and disclosure of such information. These laws and regulations are still evolving and are likely to be in flux and subject to uncertain interpretation for the foreseeable future. For example, various Chinese agencies are expected to issue additional regulations in the future to further define the requirements of the new Chinese Cyber Security Law, which took effect on June 1, 2017. For additional information regarding the new Cyber Security Law, see “We have significant operations in China, which exposes us to risks inherent in doing business in China.” Additionally, the European Union's General Data Protection Regulation (the “GDPR”), which comprehensively reforms the EU’s data protection laws, took effect on May 25, 2018. The GDPR imposes strict data protection requirements that may necessitate changes to our business practices to comply with the new requirements or to address the concerns of our customers or business partners relating to the GDPR. The GDPR also includes severe financial penalties for non-compliance. Complying with any new regulatory requirements could force us to incur substantial expenses or require us to change our business practices in a manner that could harm our business and any non-compliance may result in lawsuits, regulatory fines, or other actions or liability. Our business may also be harmed if these privacy-related laws or any newly adopted privacy-related laws are interpreted or implemented in a manner that is inconsistent from country to country and inconsistent with our current policies and practices, or those of our customers or business partners.
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
Third parties may in the future assert claims against us concerning our existing products or with respect to future products under development, or with respect to products that we may acquire through acquisitions. We have entered into and may in the future enter into indemnification obligations in favor of some customers that could be triggered upon an allegation or finding that we are infringing other parties’ proprietary rights. For example, see Part I, Item 3, Legal Proceedings, "Oyster Optics Litigation," in this Annual Report on Form 10-K. Satisfaction of any such indemnification obligations to our customers could be costly and materially adversely affect our operating results. If we do infringe a third party’s rights, we may need to negotiate with holders of those rights in order to obtain a license to those rights or otherwise settle any infringement claim. We have from time to time received notices from third parties alleging infringement of their intellectual property and where appropriate have entered into license agreements with those third parties with respect to that intellectual property. Any license agreements that we wish to enter into the future with respect to intellectual property rights may not be available to us on commercially reasonable terms, or at all. We may not in all cases be able to resolve allegations of infringement through licensing arrangements, settlement, alternative designs or otherwise. We may take legal action to determine the validity and scope of the third-party rights or to defend against any allegations of infringement. Holders of intellectual property rights could become more aggressive in alleging infringement of their intellectual property rights and we may be the subject of such claims asserted by a third party. In the course of pursuing any of these means or defending against any lawsuits filed against us, we could incur material legal fees and related costs. The amount of time required to resolve these types of lawsuits, particularly patent-related litigation, is unpredictable and these actions may divert management's attention from the day-to-day operation of our business and consume our resources, which could materially and adversely affect our business, results of operations and cash flows. Due to the competitive nature of our industry, it is unlikely that we could increase our prices to cover such costs. In addition, such claims could result in significant penalties or injunctions that could prevent us from selling some of our products in certain markets or result in settlements or judgments that require payment of significant royalties or damages.
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
For the fiscal years ended June 30, 2018, July 1, 2017 and July 2, 2016, 15 percent, 14 percent and 15 percent of our revenues, respectively, were derived from sales to customers located in the United States and 85 percent, 86 percent and 85 percent of our revenues, respectively, were derived from sales to customers located outside the United States. We are subject to additional risks related to operating in foreign countries, including:

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
The market price of our common stock has been, and is likely to continue to be, highly volatile. For example, during fiscal year 2018, the market price of our common stock ranged from a low of $5.61 per share to a high of $10.49 per share. Many factors could cause the market price of our common stock to rise and fall.
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
We have historically incurred losses and negative cash flows from operations since our inception. As of June 30, 2018, we had an accumulated deficit of $1,155.6 million. Although we achieved income from continuing operations during the years ended June 30, 2018, July 1, 2017 and July 2, 2016, we incurred losses from continuing operations for the year ended June 27, 2015 of $48.2 million.
As of June 30, 2018, we held $323.1 million in cash, cash equivalents and short-term investments, comprised of $245.7 million in cash and cash equivalents, and $77.4 million in short-term investments; and we had working capital, including cash, of $453.2 million. At June 30, 2018, we had debt of $3.2 million, consisting of capital leases.
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
We have never declared or paid any dividends on our common stock. We anticipate that we will retain any future earnings to support operations and to finance the development of our business and do not expect to pay cash dividends in the foreseeable future. In addition, the Merger Agreement prohibits us from paying dividends. As a result, the success of an investment in our common stock will depend entirely upon any future appreciation in its value. There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.
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
We may need additional liquidity beyond our current expectations, such as to fund future growth, strengthen our balance sheet or to fund the cost of restructuring activities or acquisitions, and will continue to explore other sources of additional liquidity. These additional sources of liquidity could include one, or a combination, of the following: (i) issuing equity securities, (ii) incurring indebtedness secured by our assets, (iii) issuing debt and/or convertible debt securities, or (iv) selling product lines, other assets and/or portions of our business. There can be no guarantee that we will be able to raise additional funds on terms acceptable to us, or at all. In addition, the Merger Agreement restricts our ability to issue equity securities, incur indebtedness or sell our product lines and businesses.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our principal properties as of June 30, 2018 are set forth below:

Location	Square Feet	Principal Use	Ownership	Lease Expiration
Sagamihara-shi, Japan	343,000	Office space, manufacturing, research and development	Lease	March 2033
Shenzhen, China	188,000	Office space, manufacturing, research and development	Lease	June 2024
Caswell, United Kingdom	183,000	Office space, manufacturing, research and development	Lease	March 2026
San Donato, Italy	68,000	Office space, manufacturing, research and development	Lease	July 2025
San Jose, California	42,000	Corporate headquarters, office space, research and development	Lease	January 2023
In addition to the above properties, we also lease administrative, manufacturing and research and development facilities in Paignton, United Kingdom (18,000 square feet); Penang, Malaysia (2,000 square feet); Bangkok, Thailand (1,000 square feet); and Shanghai, China (1,000 square feet), with lease expiration dates ranging from February 2019 to December 2027.
As of June 30, 2018, we leased a total of approximately 0.8 million square feet worldwide, including the locations listed above. We believe that our properties are adequate to meet our business needs.

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

Specific Matters
Oyster Optics Litigation
On November 23, 2016, Oyster Optics LLC (“Oyster”) filed a civil suit against Cisco Systems, Inc. (“Cisco”) and British Telecommunications PLC (“BT”), in the U.S. District Court for the Eastern District of Texas, Marshall Division, Case No. 2:16-CV-01301. In the complaint, Oyster alleges that Cisco and BT infringed seven patents owned by Oyster, which patents allegedly relate to certain Cisco optical platform products, some of which may incorporate Oclaro components. Oyster subsequently dismissed its claim against BT without prejudice. In January 2017, Cisco requested that Oclaro indemnify and defend it in this litigation, pursuant to our commercial agreements with Cisco. In May 2017, Oclaro and Cisco preliminarily agreed to an allocation of the responsibilities for the costs of defense associated with Oyster’s claims. However, due to the uncertainty regarding the infringement allegations that Oyster may present at trial and the resultant uncertainty regarding the number of Oclaro components that may be implicated by such infringement allegations, Oclaro and Cisco agreed to defer until the conclusion of the litigation the final determination of whether and to what extent Oclaro will indemnify Cisco for any amounts Cisco may be required to pay Oyster and Cisco’s related defense costs. After discovery, Oyster’s infringement case against Cisco involved claims of only one patent and did not involve Oclaro components that were the subject of our commercial agreements with Cisco. In June of 2018, Cisco communicated its determination that the Oyster litigation against it did not involve Oclaro. Trial proceedings are set to begin November 5, 2018. Between June and September of 2017, Cisco and Oclaro filed eleven Petitions for inter partes review with the U.S. Patent Office of claims in six of the patents that Oyster originally asserted against Cisco. The Patent Office eventually instituted inter partes review for eight of the eleven Petitions involving claims of five of the six patents. Trials for the instituted Petitions are ongoing.
On November 24, 2016, Oyster also filed a civil suit against Coriant America Inc. (“Coriant”) in the U.S. District Court for the Eastern District of Texas, Marshall Division, Case No. 2:16-cv-01302. In the complaint against Coriant, Oyster alleges that Coriant has infringed the same seven patents that were asserted against Cisco. On May 18, 2017, Oyster’s case against Coriant was consolidated with cases that Oyster brought against other parties, including Cisco. On December 21, 2017, Coriant requested that Oclaro indemnify and defend it in this litigation, pursuant to our commercial agreements with Coriant. Oclaro has refused this request for reasons including that Oyster’s claims against Coriant do not clearly implicate Oclaro products and that Coriant’s request was not timely made. Coriant has stated their disagreement with this position. As a result, Oclaro remains in discussions with Coriant regarding Coriant’s request for defense and indemnification. Oyster and Coriant informed the Court on April 12, 2018, that “all matters in controversy between the parties have been settled, in principle.” On July 3, 2018, the Court granted a joint motion from Oyster and Coriant to dismiss their case with prejudice.
Oyster also filed a civil suit on November 24, 2016 against Ciena Corporation (“Ciena”) in the U.S. District Court for the Eastern District of Texas, Marshall Division, Case No. 2:16-CV-01300. In the complaint against Ciena, Oyster alleges that Ciena has infringed the same seven patents that were asserted against Cisco. Oyster’s case against Ciena was later transferred to the Northern District of California which granted a motion that Ciena filed to stay the case pending inter partes review of the Oyster patents. On June 1, 2018, the parties filed a joint status report reporting on the status of the inter partes review proceedings. Also on June 1, 2018, counsel for Oyster wrote the Court a letter indicating that because there are no further proceedings in the PTAB concerning one of the asserted patents, that Oyster requested that the litigation move forward as to the asserted claims of that patent only and that the Court set a scheduling conference. On June 4, 2018, the Court indicated that Oyster should file a noticed motion for any such relief and the case currently remains stayed. On October 16, 2017, Ciena requested that Oclaro indemnify and defend it in this litigation, pursuant to our commercial agreements with Ciena. Oclaro refused this request for reasons including that Oyster's claims against Ciena do not clearly implicate Oclaro products and that Ciena's request was not timely made. Ciena has stated its disagreement with this position. As a result, discussions with Ciena regarding Ciena’s request for defense and indemnification have not completed.

Oclaro Merger Litigation
Following announcement of the execution of the Merger Agreement on March 12, 2018, seven lawsuits were filed by purported stockholders of Oclaro challenging its proposed acquisition by Lumentum, Inc. The first suit, a putative class action styled as Nicholas Neinast v. Oclaro, Inc., et al., No. 3:18-cv-03112-VC, was filed in the United States District Court for the Northern District of California on May 24, 2018, and was against Oclaro, its directors, Lumentum, Merger Sub, and Merger Sub LLC (the “Neinast Lawsuit”). Five additional suits, styled as Gerald F. Wordehoff v. Oclaro, Inc., et al., No. 5:18-cv-03148-NC (the “Wordehoff Lawsuit”), Walter Ryan v. Oclaro, Inc., et al., No. 3:18-cv-03174-VC (the “Ryan Lawsuit”), and Jayme Walker v. Oclaro, Inc., et al., No. 3:18-cv-03203 (the “Walker Lawsuit”), Kevin Garcia v. Oclaro, Inc., et al., No. 5:18-cv-03262-VKD (the “Garcia Lawsuit”), and Saisravan Bharadwaj Karri v. Oclaro, Inc., et al., No. 3:18-cv-03435-JD (the “Karri Lawsuit”) were also filed in the United States District Court for the Northern District of California on, respectively, May 25, 2018, May 29, 2018, May 30, 2018, May 31, 2018 and June 9, 2018. Each of the lawsuits name Oclaro and its directors as defendants. The Ryan Lawsuit and the Karri Lawsuit, like the Neinast Lawsuit, were putative class actions. A seventh suit, a putative class action styled as Adam Franchi v. Oclaro, Inc., et al., Case 1:18-cv-00817-GMS, was filed in the United States District Court for the District of Delaware on May 30, 2018, and was against Oclaro, its directors, Lumentum, Merger Sub, and Merger Sub LLC (the “Franchi Lawsuit” and, with the Neinast Lawsuit, the Wordehoff Lawsuit, the Ryan Lawsuit, the Walker Lawsuit, the Garcia Lawsuit, and the Karri Lawsuit, the “Lawsuits”).
The Lawsuits alleged that Oclaro and its directors violated Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder because the Proxy Statement/Prospectus was incomplete and misleading. The Lawsuits further alleged that Oclaro’s directors violated Section 20(a) of the Exchange Act by failing to exercise proper control over the person(s) who violated Section 14(a) of the Exchange Act. The Neinast Lawsuit additionally alleged that Oclaro’s directors breached fiduciary duties by entering into the Merger, and also names Lumentum, Merger Sub, and Merger Sub LLC as violators of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The Franchi Lawsuit additionally named Lumentum, Merger Sub, and Merger Sub LLC as violators of Section 20(a) of the Exchange Act.
The Lawsuits sought, among other things, injunctive relief preventing the parties from consummating the merger, rescission of the transactions contemplated by the Merger Agreement should they be consummated, and litigation costs, including attorneys’ fees. The Lawsuits also sought damages to be awarded to the plaintiff and any class if the Merger were consummated. In addition, the Wordehoff Lawsuit sought injunctive relief directing defendants to disseminate a true and complete proxy statement/prospectus and declaratory relief that defendants violated Sections 14(a) and/or 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder.
To avoid the risk of the Lawsuits delaying or adversely affecting the Merger and to minimize the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing and believing that the initial Proxy Statement/Prospectus disclosed all material information concerning the Merger and no supplemental disclosure was required under applicable law, Oclaro voluntarily filed with the SEC a supplement to the Proxy Statement/Prospectus on June 29, 2018.
Thereafter, on July 25, 2018, the plaintiff in the Garcia Lawsuit dismissed his action, with prejudice as to the individual plaintiff. The plaintiffs in the Neinast, Franchi, Wordehoff, and Ryan Lawsuits dismissed these actions, with prejudice as to the respective individual plaintiffs, on July 27, 2018. The plaintiff in the Walker Lawsuit dismissed her action, with prejudice as to the individual plaintiff, on August 14, 2018. Counsel for plaintiff in the remaining lawsuit, the Karri Lawsuit, has stated his intention to file an amended complaint. If the Karri Lawsuit proceeds, Oclaro intends to defend the action vigorously.

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

	Price Per Share of Common Stock
	High	Low
Fiscal year 2018 quarter ended:
September 30, 2017	$10.49	$7.95
December 30, 2017	8.95	5.87
March 31, 2018	10.20	5.61
June 30, 2018	9.67	7.43
Fiscal year 2017 quarter ended:
October 1, 2016	$9.34	$4.58
December 31, 2016	10.19	6.93
April 1, 2017	11.30	8.02
July 1, 2017	10.93	6.92
On August 13, 2018, the closing sale price of our common stock as reported on the NASDAQ Global Select Market was $9.05 per share. According to the records of our transfer agent, there were 1,617 stockholders of record of our common stock on August 13, 2018. A substantially greater number of holders of our common stock are “street name” or beneficial owners, whose shares of record are held by banks, brokers and other financial institutions.
Dividends
We have never paid cash dividends on our common stock. To the extent we generate earnings, we intend to retain them for use in our business and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, the Merger Agreement prohibits us from paying dividends.

Comparison of Stockholder Return
The following graph compares the cumulative five-year total return provided to stockholders on Oclaro, Inc.’s common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Telecommunications Index.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Oclaro, Inc., the NASDAQ Composite Index, and the NASDAQ Telecommunications Index

	June 29, 2013	June 28, 2014	June 27, 2015	July 2, 2016	July 1, 2017	June 30, 2018
Oclaro, Inc.	$100.00	$182.20	$191.53	$405.93	$791.53	$756.78
NASDAQ Composite Index	$100.00	$129.23	$149.28	$142.88	$180.43	$220.68
NASDAQ Telecommunications Index	$100.00	$113.12	$118.74	$114.66	$130.24	$154.02

* Assumes that $100.00 was invested in Oclaro common stock and in each index at market closing prices on June 29, 2013, and that all dividends were reinvested. No cash dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Item 6. Selected Financial Data
The selected financial data set forth below should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report.
The selected financial data set forth below at June 30, 2018 and July 1, 2017, and for the fiscal years ended June 30, 2018, July 1, 2017 and July 2, 2016, are derived from our consolidated financial statements included elsewhere in this Annual Report.
The selected financial data at July 2, 2016, June 27, 2015 and June 28, 2014, and for the fiscal years ended June 27, 2015 and June 28, 2014 are derived from audited financial statements not included in this Annual Report, and are adjusted to reflect the discontinued operations related to our Amplifier and Zurich Businesses.
Consolidated Statements of Operations Data

	Year Ended
	June 30, 2018	July 1, 2017	July 2, 2016	June 27, 2015	June 28, 2014
	(Thousands, except per share data)
Revenues	$543,170	$600,968	$407,914	$341,276	$390,871
Operating income (loss)	67,325	118,968	15,842	(45,461)	(102,331)
Income (loss) from continuing operations	62,453	127,859	8,580	(48,234)	(102,125)
Income (loss) from discontinued operations	—	—	—	(8,458)	119,944
Net income (loss)	62,453	127,859	8,580	(56,692)	17,819
Income (loss) from continuing operations per common share:
Basic	$0.37	$0.81	$0.08	$(0.45)	$(1.03)
Diluted	$0.36	$0.77	$0.08	$(0.45)	$(1.03)
Weighted average shares of common stock outstanding:
Basic	169,263	158,115	110,599	108,144	98,986
Diluted	171,736	165,031	113,228	108,144	98,986
Consolidated Balance Sheet Data

	June 30, 2018	July 1, 2017	July 2, 2016	June 27, 2015	June 28, 2014
	(Thousands)
Total assets	$720,799	$665,149	$359,049	$325,884	$365,685
Total stockholders’ equity	592,016	513,673	166,611	153,000	207,928
Long-term obligations	11,297	12,398	75,857	71,545	18,884
The following items affect the comparability of our financial data for the periods shown in the consolidated statements of operations data above:
Revenues, operating income (loss), income (loss) from continuing operations and net income (loss) in fiscal year 2016 are based on a 53 week year, as compared to a 52 week year in each of fiscal years 2018, 2017, 2015 and 2014.
Revenues, operating income (loss), income (loss) from continuing operations and net income (loss) in fiscal years 2015 and 2014 includes the revenues, costs of revenues and operating expenses of the industrial and consumer business of Oclaro Japan through October 27, 2014, the date the sale of the business to Ushio Opto Semiconductors, Inc. ("Ushio Opto") was completed.
Operating income (loss), income (loss) from continuing operations and net income (loss) for fiscal year 2018 includes approximately $4.3 million in acquisition-related costs related to the proposed merger with Lumentum, as more fully discussed in Note 1, Basis of Preparation and Summary of Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Operating income (loss) for fiscal year 2014 includes approximately $3.7 million in flood-related income related to settlement payments from our insurers and contract manufacturer relating to losses we incurred during the Thailand flooding as more fully discussed in Note 6, Flood-Related (Income) Expense, Net, to our consolidated financial statements included in our Annual Report on Form 10-K filed on August 28, 2015.
Income (loss) from discontinued operations corresponds to the net operating results of our Amplifier and Zurich Businesses, as more fully discussed in Note 3, Business Combinations and Dispositions, to our consolidated financial statements included in our Annual Report on Form 10-K file on August 28, 2015.

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

Overview
During our fiscal year 2018, we were one of the leading providers of optical components and modules for the long-haul, metro and data center markets. Leveraging more than three decades of laser technology innovation and photonics integration, we provide differentiated solutions for optical networks and high-speed interconnects driving the next wave of streaming video, cloud computing, application virtualization and other bandwidth-intensive and high-speed applications.
We have research and development ("R&D") and chip fabrication facilities in China, Italy, Japan, United Kingdom and the United States. We also have contract manufacturing sites in Asia, with design, sales and service organizations in most of the major regions around the world.
Our customers include Amazon.com, Inc.; Ciena Corporation ("Ciena"); Cisco Systems, Inc. ("Cisco"); Coriant GmbH ("Coriant"); Google Inc.; Huawei Technologies Co. Ltd ("Huawei"); InnoLight Technology Corporation; Juniper Networks, Inc.; Nokia/Alcatel-Lucent; and ZTE Corporation ("ZTE").
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
The Boards of Directors of Lumentum and Oclaro have unanimously approved the Merger and the Merger Agreement. The transaction is subject to customary closing conditions, including the absence of certain legal impediments, the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act") and under applicable anti-trust laws in China, the effectiveness of a registration statement on Form S-4 registering the shares of Lumentum common stock to be issued in connection with the Merger, and approval of the Merger Agreement by the holders of a majority of the outstanding shares of Oclaro Common Stock. The transaction is not subject to any financing condition. On April 4, 2018, the U.S. Federal Trade Commission granted early termination of the waiting period under the HSR Act. On July 10, 2018, Oclaro's stockholders approved the Merger Agreement.
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
Termination of Denial Order and Reinstitution of ZTE's Export Privileges
On April 16, 2018, the U.S. Department of Commerce ("DOC") changed and reactivated its previously suspended denial order and suspended the export privileges of Zhongxing Telecommunications Equipment Corporation ("ZTE Corporation") and its subsidiary, ZTE Kangxun Telecommunications Ltd. ("ZTE Kangxun") (collectively, "ZTE") after determining that ZTE made false statements to the DOC related to senior employee disciplinary actions ("Denial Order"). On July 13, 2018, following approval of a settlement agreement between the DOC and ZTE and ZTE's payment of certain amounts to the DOC, the Denial Order was terminated and ZTE was removed from the DOC's Denied Persons List. During the pendency of the Denial Order, ZTE was prohibited from participating in any way in any transaction subject to the EAR and U.S. companies were restricted from exporting or re-exporting to or on behalf of ZTE any item subject to the EAR or engaging in any transaction to service any item subject to the EAR that has been or will be exported from the U.S. and which was owned, possessed or controlled by ZTE. During the pendency of the Denial Order, we ceased shipment of products to ZTE, which has been one of our significant customers.
As of June 30, 2018, we have an accounts receivable balance of $0.5 million with ZTE, which we believe to be collectible. During the year ended June 30, 2018, we recorded a $3.1 million charge to write-down on-hand inventory that was designated for future products to be sold to ZTE, that we may no longer be able to use or re-allocate to other customers.

Results of Operations
Fiscal Years Ended June 30, 2018 and July 1, 2017

The following table sets forth our consolidated results of operations for the fiscal years ended June 30, 2018 and July 1, 2017, and the year-over-year increase (decrease) in our results, expressed both in dollar amounts (thousands) and as a percentage of revenues, except where indicated:

	Year Ended					Increase (Decrease)
	June 30, 2018		July 1, 2017		Change
	(Thousands)%		(Thousands)%		(Thousands)%
Revenues	$543,170	100.0	$600,968	100.0	$(57,798)	(9.6)
Cost of revenues	340,266	62.6	365,729	60.9	(25,463)	(7.0)
Gross profit	202,904	37.4	235,239	39.1	(32,335)	(13.7)
Operating expenses:
Research and development	64,498	11.9	57,094	9.5	7,404	13.0
Selling, general and administrative	64,489	11.9	58,461	9.7	6,028	10.3
Amortization of other intangible assets	653	0.1	786	0.1	(133)	(16.9)
Restructuring, acquisition and related (income) expense, net	4,358	0.8	60	—	4,298	7,163.3
(Gain) loss on disposal of property and equipment	1,581	0.3	(130)	—	1,711	n/m	(1)
Total operating expenses	135,579	25.0	116,271	19.3	19,308	16.6
Operating income	67,325	12.4	118,968	19.8	(51,643)	(43.4)
Other income (expense):
Interest income (expense), net	912	0.2	(13,313)	(2.2)	14,225	n/m	(1)
Gain (loss) on foreign currency transactions	3,267	0.6	(3,652)	(0.6)	6,919	n/m	(1)
Other income (expense), net	3,339	0.6	810	0.1	2,529	312.2
Total other income (expense)	7,518	1.4	(16,155)	(2.7)	23,673	n/m	(1)
Income before income taxes	74,843	13.8	102,813	17.1	(27,970)	(27.2)
Income tax (benefit) provision	12,390	2.3	(25,046)	(4.2)	37,436	n/m	(1)
Net income	$62,453	11.5	$127,859	21.3	$(65,406)	(51.2)

(1)	Not meaningful
Revenues
Revenues for the year ended June 30, 2018 decreased by $57.8 million, or 10 percent, compared to the year ended July 1, 2017. Compared to the year ended July 1, 2017, revenues from sales of our 100 Gb/s + transmission modules decreased by $35.3 million, or 8 percent, primarily due to a decline in our sales of our client side transceivers and our line side components; and revenues from sales of our 40 Gb/s and lower transmission modules decreased by 22.5 million, or 16 percent, primarily due to certain legacy 40 Gb/s and 10 Gb/s products being gradually replaced by our newer higher speed products. This product mix shift reflects our continued focus on the market for higher speed products that are smaller in size and have lower power consumption. The decline in revenues during the year ended June 30, 2018 was also due to our cessation of shipments to ZTE during the fourth quarter of fiscal year 2018 following the DOC's re-imposition of export sanctions on ZTE. For the fiscal year ended June 30, 2018, ZTE accounted for $49.8 million, or 9 percent of our revenues, compared to $105.3 million, or 18 percent, for the fiscal year ended July 1, 2017. On July 13, 2018, the DOC terminated the export sanctions on ZTE, following which we are permitted to resume business activities with ZTE. The timing of our resumption of shipping products to ZTE and the quantities thereof are uncertain.
For the year ended June 30, 2018, Nokia accounted for $92.2 million, or 17 percent, of our revenues; Ciena accounted for $70.5 million, or 13.0 percent, of our revenues; Cisco accounted for $68.1 million, or 13 percent, or our revenues; and Huawei accounted for $59.4 million, or 11 percent, of our revenues.

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
Our gross margin rate decreased to 37 percent for the year ended June 30, 2018, compared to 39 percent for the year ended July 1, 2017. This decrease was primarily due to a 4 percentage point impact of our fixed costs on lower revenues and a 2 percentage point impact related to the write-down of inventory, including inventory that was designated for future products to be sold to ZTE, which we may no longer be able to use or re-allocate to other customers. This was partially offset by approximately 4 percentage points of improved product mix, primarily as a result of increased sales of higher margin 100 Gb/s products.
Our cost of revenues consists of the costs associated with manufacturing our products, and includes the purchase of raw materials, labor costs and related overhead, including stock-based compensation charges and the costs charged by our contract manufacturers for the products they manufacture for us. Charges for excess and obsolete inventory are also included in cost of revenues.
Research and Development Expenses
Research and development expenses increased by $7.4 million, or 13 percent, for the year ended June 30, 2018, compared to the year ended July 1, 2017. The increase was primarily related to an increase of $4.1 million in personnel-related costs; an increase of $1.2 million in stock-based compensation charges; an increase of $1.2 million in non-recurring engineering and material expenses; and an increase of $1.3 million in depreciation expense related to higher levels of capital investments for our fabrication facilities.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $6.0 million, or 10 percent, for the year ended June 30, 2018, compared to the year ended July 1, 2017. The increase was primarily a result of transition costs and incremental depreciation charges of $4.4 million related to the upgrade of our enterprise resource planning system; an increase of $1.7 million in stock-based compensation charges; and an increase of $1.6 million in professional fees. This was partially offset by a decrease of $0.6 million in personnel-related charges and a $0.4 million decrease in sales-related incentives.
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
Amortization of Other Intangible Assets
Amortization of other intangible assets decreased by $0.1 million during the year ended June 30, 2018 as compared to the year ended July 1, 2017. Based on the current level of our other intangible assets as of June 30, 2018, we expect our future amortization of intangible assets to be immaterial for fiscal year 2019.
Restructuring, Acquisition and Related (Income) Expense, Net
Restructuring, acquisition and related (income) expense, net was $4.4 million in expense for the year ended June 30, 2018, as compared to $0.1 million in expense for the year ended July 1, 2017. The increase was primarily related to $4.3 million in professional fees associated with the Merger Agreement with Lumentum entered into during fiscal year 2018.

(Gain) Loss on Disposal of Property and Equipment
Loss on disposal of property and equipment was $1.6 million for the year ended June 30, 2018, as compared to a $0.1 million gain on disposal of property and equipment for the year ended July 1, 2017. The loss on disposal of property and equipment in fiscal year 2018 was primarily related to the disposal of property and equipment related to certain legacy data communication products.

Other Income (Expense), Net
Other income (expense) was $7.5 million in income for the year ended June 30, 2018, compared to $16.2 million in expense for the year ended July 1, 2017, or a $23.7 million change in other income (expense). This change in other income (expense) primarily related to a $14.2 million increase in interest income, as a result of recording a $13.3 million expense in fiscal year 2017 related to the conversion of our outstanding 6.00% Notes. We also recorded a $3.3 million gain on foreign currency transactions during fiscal year 2018, which represented a $6.9 million improvement from the prior year, related to the revaluation of our U.S. dollar denominated balances in our U.K. and Japan subsidiaries. Effective October 1, 2017, the functional currency for our worldwide operations is the U.S. dollar. Prior to October 1, 2017, the functional currency for each of our foreign subsidiaries was the respective local currency for that subsidiary. We also realized a $2.5 million increase in our other income (expense), net as a result of a recovery of certain accounts receivable balances previously written-off.
Income Tax (Benefit) Provision
For the fiscal year ended June 30, 2018, we recorded an income tax provision of $12.4 million, primarily related to our Japan subsidiary's reversal of deferred tax assets related to the net operating loss utilized to offset the subsidiary's taxable income in fiscal year 2018. For the fiscal year ended July 1, 2017, we recorded an income tax benefit of approximately $25.0 million, primarily related to the release of a valuation allowance against our Japan subsidiary's deferred tax assets.
Fiscal Years Ended July 1, 2017 and July 2, 2016
The following table sets forth our consolidated results of operations for the fiscal years ended July 1, 2017 and July 2, 2016, and the year-over-year increase (decrease) in our results, expressed both in dollar amounts (thousands) and as a percentage of revenues, except where indicated:

	Year Ended					Increase (Decrease)
	July 1, 2017		July 2, 2016		Change
	(Thousands)%		(Thousands)%		(Thousands)%
Revenues	$600,968	100.0	$407,914	100.0	$193,054	47.3
Cost of revenues	365,729	60.9	291,496	71.5	74,233	25.5
Gross profit	235,239	39.1	116,418	28.5	118,821	102.1
Operating expenses:
Research and development	57,094	9.5	46,067	11.3	11,027	23.9
Selling, general and administrative	58,461	9.7	53,457	13.1	5,004	9.4
Amortization of other intangible assets	786	0.1	995	0.2	(209)	(21.0)
Restructuring, acquisition and related (income) expense, net	60	—	25	—	35	140.0
(Gain) loss on disposal of property and equipment	(130)	—	32	—	(162)	n/m	(1)
Total operating expenses	116,271	19.3	100,576	24.7	15,695	15.6
Operating income	118,968	19.8	15,842	3.9	103,126	651.0
Other income (expense):
Interest income (expense), net	(13,313)	(2.2)	(4,986)	(1.2)	(8,327)	167.0
Loss on foreign currency transactions	(3,652)	(0.6)	(2,362)	(0.6)	(1,290)	54.6
Other income (expense), net	810	0.1	935	0.2	(125)	(13.4)
Total other income (expense)	(16,155)	(2.7)	(6,413)	(1.6)	(9,742)	151.9
Income before income taxes	102,813	17.1	9,429	2.3	93,384	990.4
Income tax (benefit) provision	(25,046)	(4.2)	849	0.2	(25,895)	n/m	(1)
Net income	$127,859	21.3	$8,580	2.1	$119,279	1,390.2

(1)	Not meaningful

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
Other Income (Expense), Net
Other income (expense) was $16.2 million in expense for the year ended July 1, 2017 as compared to $6.4 million in expense for the year ended July 2, 2016. This increase in expense primarily related to an $8.3 million increase in interest expense related to the conversion of $65.0 million of our convertible notes during the first quarter of fiscal year 2017, resulting in an induced conversion expense of $7.4 million and an interest make-whole charge of $5.9 million, partially offset by $4.7 million in additional interest expense that was recognized in fiscal year 2016 related to the convertible notes compared to fiscal year 2017 due to the conversion of these notes; and a $1.3 million increase in foreign currency transaction losses during the year ended July 1, 2017 as compared to the year ended July 2, 2016, related to the revaluation of our U.S. dollar denominated balances in our U.K. and Japan subsidiaries.
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

Liquidity and Capital Resources
Cash flows from Operating Activities
Net cash provided by operating activities for the year ended June 30, 2018 was $125.1 million, primarily resulting from net income adjusted for non-cash items of $119.4 million and a $5.6 million increase in cash due to changes in operating assets and liabilities. The adjustment to net income for non-cash items consisted of $30.2 million in depreciation and amortization, $15.0 million of expense related to stock-based compensation, a $9.2 million adjustment to the deferred tax asset as a result of our utilization of net operating losses in Japan, a $3.1 million write-down of inventories designated to be sold to ZTE, and a $1.6 million loss on our disposal of property and equipment primarily related to certain legacy data communication products; partially offset by $1.2 million in accretion on our marketable securities and $0.8 million from the amortization of the deferred gain from the Caswell sales-leaseback transaction. The $5.6 million increase in cash due to changes in operating assets and liabilities was primarily comprised of a $24.1 million decrease in accounts receivable attributable to a decrease in revenues and timing of collections; and a $6.6 million decrease in prepaid expenses and other current assets primarily due to a decrease in our non-trade receivables from our contract manufacturers, reflecting our lower revenue levels in fiscal year 2018; partially offset by a $16.8 million decrease in accounts payable largely attributable to the timing of purchases and payments to vendors, a $7.0 million increase in inventory resulting from the receipt of inventory intended for sale in future quarters, and a $1.9 million decrease in our accrued expenses and other liabilities.
Net cash provided by operating activities for the year ended July 1, 2017 was $95.6 million, primarily resulting from net income adjusted for non-cash items of $142.6 million, partially offset by a $47.1 million decrease in cash due to changes in operating assets and liabilities. The adjustment to net income for non-cash items consisted $21.5 million in depreciation and amortization, $11.2 million of expense related to stock-based compensation, an $8.5 million charge related to the issuance of common stock to settle a portion of the interest make-whole and induced conversion liabilities in connection with the convertible notes, partially offset by a $25.7 million release of the valuation allowance on the deferred tax assets related to Japan, and $0.7 million from the amortization of the deferred gain from the Caswell sales-leaseback transaction. The $47.1 million decrease in cash due to changes in operating assets and liabilities was primarily comprised of a $28.8 million increase in accounts receivable attributable to an increase in revenues and timing of collections, a $27.0 million increase in inventory resulting from the receipt of inventory intended for sale in future quarters, and a $17.9 million increase in prepaid expenses and other current assets primarily due to an increase in our non-trade receivables related to the increased volume of business going through our contract manufacturers, partially offset by a $17.8 million increase in accounts payable largely attributable to the timing of purchases and payments to vendors, and a $9.1 million increase in our accrued expenses and other liabilities.
Net cash provided by operating activities for the year ended July 2, 2016 was $8.1 million, primarily resulting from net income of $8.6 million and non-cash charges of $25.0 million, partially offset by a $25.4 million decrease in cash due to changes in operating assets and liabilities. The $25.0 million of non-cash adjustments primarily consisted of $16.8 million of expense related to depreciation and amortization, $8.2 million of expense related to stock-based compensation, and $0.8 million related to the amortization of debt issuance costs of the convertible notes, partially offset by $0.8 million from the amortization of the deferred gain from the Caswell sales-leaseback transaction. The $25.4 million decrease in cash due to changes in operating assets and liabilities was primarily comprised of a $23.4 million increase in accounts receivable attributable to an increase in revenues and timing of collections, an $11.0 million increase in inventory resulting from the receipt of inventory intended for sale in future quarters, and a $2.4 million increase in prepaid expenses and other current assets, partially offset by an $11.3 million increase in accounts payable largely attributable to the timing of purchases and payments to vendors, and a $0.1 million decrease in other non-current assets.
Cash flows from Investing Activities
Net cash used in investing activities for the year ended June 30, 2018 was $95.6 million, primarily consisting of $219.3 million of purchases of available-for-sale short-term investments and $57.6 million used in capital expenditures, partially offset by $180.6 million of maturities of available-for-sale short-term investments and the transfer of $0.7 million from restricted cash related to the release of collateral used to secure credit card accounts and deposits for value-added taxes in foreign jurisdictions.
Net cash used in investing activities for the year ended July 1, 2017 was $107.3 million, primarily consisting of $69.4 million of purchases of available-for-sale short-term investments and $70.1 million used in capital expenditures, partially offset by a $32.0 million of maturities of available-for-sale short-term investments.
Net cash used in investing activities for the year ended July 2, 2016 was $27.2 million, primarily consisting of $29.6 million used in capital expenditures, partially offset by a $2.4 million reduction in restricted cash.

Cash Flows from Financing Activities
Net cash used in financing activities for the year ended June 30, 2018 was $2.3 million, primarily consisting of $3.7 million related to shares repurchased to settle tax obligations on vesting of restricted stock units and $1.2 million in payments on capital lease obligations; partially offset by $2.6 million in proceeds from the exercise of stock options.
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
Effect of Exchange Rates on Cash and Cash Equivalents for the Years Ended June 30, 2018, July 1, 2017 and July 2, 2016
Effective October 1, 2017, the functional currency for our worldwide operations is the U.S. dollar. Prior to October 1, 2017, the functional currency for each of our foreign subsidiaries was the respective local currency for that subsidiary. Translation adjustments reported prior to October 1, 2017, remain as a component of accumulated other comprehensive income in our consolidated balance sheet. Effective October 1, 2017, monetary assets and liabilities denominated in currencies other than the U.S. dollar functional currency are re-measured each reporting period into U.S. dollars, with the resulting exchange gains and losses reported in gain (loss) on foreign currency transactions, net within our consolidated statement of operations.
The effect of exchange rates on cash and cash equivalents for the years ended June 30, 2018, July 1, 2017 and July 2, 2016, was a decrease of $0.8 million, an increase of $1.6 million and an increase of $7.7 million, respectively, which primarily consisted of the revaluation of the U.S. dollar denominated operating intercompany payables and receivables of our foreign subsidiaries and the revaluation of foreign currency cash, accounts receivable and accounts payable balances to the functional currency of the respective subsidiaries.
Credit Line and Notes
On February 19, 2015, we closed the private placement of our 6.00% Notes, representing $65.0 million in aggregate principal. The sale of the 6.00% Notes resulted in proceeds of approximately $61.6 million, after deducting the initial purchaser's discount of $3.4 million. We also incurred offering costs of $0.6 million in connection with the 6.00% Notes. In August 2016, we entered into multiple privately negotiated agreements, pursuant to which all of our 6.00% Notes were canceled, and the indenture, dated as of February 19, 2015, by and between us and U.S. Bank National Association, pursuant to which the 6.00% Notes were issued, was satisfied and discharged. We issued in aggregate 34,659,972 shares of our common stock and made cash payments totaling $4.7 million in exchange for $65.0 million aggregate principal amount of our 6.00% Notes. These agreements are more fully discussed in Note 4, Credit Line and Notes, to our consolidated financial statements included elsewhere in this Annual Report.
On March 28, 2014, Oclaro, Inc. and its subsidiary, Oclaro Technology Limited (the “Borrower”), entered into a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”) pursuant to which the Bank provided the Borrower with a three-year revolving credit facility of up to $40.0 million. On March 28, 2017, the Loan Agreement expired, and was not renewed. There were no amounts outstanding under the Loan Agreement during fiscal year 2017 or at the time of the Loan Agreement's expiration. This agreement is more fully discussed in Note 4, Credit Line and Notes, to our consolidated financial statements included elsewhere in this Annual Report.
Future Cash Requirements

As of June 30, 2018, we held $323.1 million in cash, cash equivalents and short-term investments, comprised of $245.7 million in cash and cash equivalents and $77.4 million in short-term investments; and we had working capital of $453.2 million.

Based on our current cash and cash equivalent balances, we believe that we have sufficient funds to support our operations through the next 12 months, including approximately $25.0 million to $35.0 million of capital expenditures that we expect to incur during such 12 month period.

In the event we need additional liquidity beyond our current expectations, such as to fund future growth or strengthen our balance sheet, we will explore additional sources of liquidity. These additional sources of liquidity could include one, or a combination, of the following: (i) issuing equity securities, (ii) incurring indebtedness secured by our assets, (iii) issuing debt and/or convertible debt securities, or (iv) selling product lines, other assets and/or portions of our business. Issuance of additional equity securities would dilute our existing investors and could contain terms that are senior to or that adversely impact our common stock. Incurring additional indebtedness or issuing debt and/or convertible debt securities would subject us to debt service expenses, and could subject us to restrictive covenants, potential events of default and other terms that could harm our business. There can be no guarantee that we will be able to raise additional funds on terms acceptable to us, or at all. Our Merger Agreement with Lumentum restricts our ability to issue securities, incur indebtedness and sell product lines and businesses.
For additional information on the risks we face related to future cash requirements, see Item 1A. Risk Factors under “— Risks Related to Our Business — We have a history of large operating losses. We may not be able to sustain profitability in the future and as a result we may not be able to maintain sufficient levels of liquidity.” included elsewhere in this Annual Report.

As of June 30, 2018, $53.7 million of the $245.7 million of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we could be required to accrue and pay additional taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S., except for specific entities in China and Germany where we decided to exit certain businesses.
Risk Management — Foreign Currency Risk
As our business is multinational in scope, we are subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues and pay expenses. We expect that a majority of our revenues will continue to be denominated in U.S. dollars, while a portion of our expenses will continue to be denominated in the U.K. pound sterling and the Japanese yen. Fluctuations in the exchange rate between the U.S. dollar, the U.K. pound sterling, the Japanese yen and, to a lesser extent, other currencies in which we collect revenues and pay expenses, could affect our operating results. This includes the Chinese yuan and the Euro in which we pay expenses in connection with operating our facilities in Shenzhen and Shanghai, China, and San Donato, Italy. To the extent the exchange rate between the U.S. dollar and these currencies were to fluctuate more significantly than experienced to date, our exposure would increase.
Periodically, we have entered into foreign currency forward exchange contracts in an effort to mitigate a portion of our exposure to such fluctuations between the U.S. dollar and the U.K. pound sterling, and between the U.S. dollar and the Japanese yen, and we may be required to convert currencies to meet our obligations. Under certain circumstances, foreign currency forward exchange contracts can have an adverse effect on our financial condition. As of June 30, 2018 and July 1, 2017, we did not have any outstanding foreign currency forward exchange contracts. See Item 7A. "Quantitative and Qualitative Disclosures About Market Risk," below.
Contractual Obligations
Our contractual obligations at June 30, 2018, by nature of the obligation and amount due over identified periods of time, are set out in the table below:

	Capital Lease Obligations(1)	Operating Lease Obligations	Sublease Income	Purchase Obligations	Total
		(Thousands)
Fiscal Year:
2019	$2,444	$9,071	$(248)	$78,835	$90,102
2020	613	9,787	(133)	—	10,267
2021	265	9,981	(10)	—	10,236
2022	—	10,290	—	—	10,290
2023	—	10,159	—	—	10,159
Thereafter	—	37,734	—	—	37,734
	$3,322	$87,022	$(391)	$78,835	$168,788

(1)	Amounts include interest.
The purchase obligations consist of our total outstanding purchase order commitments at June 30, 2018. Any capital purchases to which we are committed are included in these outstanding purchase order commitments, with the exception of capital purchases made under capital leases, which are shown separately. Operating leases are future annual commitments under non-cancelable operating leases, including rents payable for land and buildings.
Our total amount of unrecognized tax benefits as of June 30, 2018 was approximately $3.1 million. While it is often difficult to predict the final outcome of any particular uncertain tax position, management believes that unrecognized tax benefits could decrease by $1.1 million in the next twelve months.
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
Accounting for Stock-Based Compensation
We recognize in our statement of operations all stock-based compensation, including grants of employee stock options and grants of restricted stock, based on their fair values on the grant dates. Estimating the grant date fair value of employee stock options required us to make judgments in the determination of inputs into the Black-Scholes valuation model which we used to arrive at estimates of the fair value for such awards. These inputs are based upon highly subjective assumptions as to the volatility of the underlying stock, risk free interest rates and the expected life of the options. As required under the accounting standards, we reviewed our valuation assumptions at each grant date and, as a result, our valuation assumptions used to value employee stock options granted periodically change. No stock options have been granted in fiscal years 2016, 2017 or 2018.
If actual results or future changes in estimates differ significantly from our current estimates, stock-based compensation expense and our consolidated results of operations could be materially impacted. During the years ended June 30, 2018, July 1, 2017 and July 2, 2016, we recognized $15.0 million, $11.2 million and $8.2 million of stock-based compensation expense, respectively. See Note 9, Stock-based Compensation, to the accompanying consolidated financial statements included elsewhere in this Annual Report for further information.
Income Taxes
We account for income taxes using an asset and liability based approach. Deferred income tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities using enacted applicable tax rates. Valuation allowances are provided against deferred income tax assets which are not likely to be realized.
Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance, recorded cumulative net losses in prior fiscal periods and uncertainty about the timing of future profits, we have provided a full valuation allowance against most of our U.S. and foreign deferred tax assets except for Japan deferred tax assets where recognition is more likely than not, and an Italy investment tax credit. Our valuation allowance decreased by $32.2 million and $60.0 million for fiscal years 2018 and 2017, respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our principal market risks are our exposure to changes in interest rates and certain exchange rates. We do not use risk sensitive instruments for trading purposes.
Interest rates
We have financed our operations through a mixture of issuances of equity and debt securities, capital leases, working capital and by drawing on credit agreements. We have exposure to interest rate fluctuations on our money market funds, certain of our short-term investments and for amounts borrowed through our capital leases.
At June 30, 2018, we had $3.2 million due under our capital leases. An increase in our average interest rate by 1.0 percent would increase our annual interest expense by less than $0.1 million.
We monitor our interest rate risk on cash balances and short-term investments. At June 30, 2018, a 100 basis point increase in interest rates would reduce the market value of our cash equivalents and short-term investments by $0.1 million, while a 100 basis point decrease in interest rates would increase the market value of our cash equivalents and short-term investments by $0.1 million.
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
Effective October 1, 2017, monetary assets and liabilities denominated in currencies other than the U.S. dollar functional currency are re-measured each reporting period into U.S. dollars, with the resulting exchange gains and losses reported in gain (loss) on foreign currency transactions, net within the consolidated statement of operations.
As of June 30, 2018, certain of our foreign subsidiaries had $11.5 million in non-U.S. dollar denominated accounts payable, net of accounts receivable, related to purchases from suppliers and sales to external customers, and $7.3 million in non-U.S. dollar denominated cash accounts. It is estimated that a 10 percent fluctuation in the U.S. dollar relative to these other foreign currencies would lead to a profit of $0.4 million (U.S. dollar strengthening), or loss of $0.4 million (U.S. dollar weakening) on the translation of these balances, which would be recorded as gain (loss) on foreign currency transactions, net, in our consolidated statement of operations.
Hedging
Periodically, we enter into foreign currency forward contracts in an effort to mitigate a portion of our exposure to fluctuations between the U.S. dollar and the Japanese Yen and between the U.S. dollar and the U.K. pound sterling. We do not currently hedge our exposure to the Chinese yuan or the Euro, but we may in the future if conditions warrant. Under certain circumstances, foreign currency forward contracts can have an adverse effect on our financial condition.
During the year ended June 30, 2018, we entered into foreign currency forward exchange contracts, which expired in the same fiscal quarter in which they were opened. In connection with these hedges, during the year ended June 30, 2018, we recorded a $0.7 million loss on foreign currency transactions, net within our consolidated statement of operations. As of June 30, 2018, we did not have any outstanding foreign currency forward contracts.
Bank Liquidity Risk
As of June 30, 2018, we have approximately $88.3 million of unrestricted cash (excluding money market funds) in operating accounts that are held with domestic and international financial institutions. These cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors and they are not supported by the national government of the country in which such financial institution is located. Notwithstanding, to date, we have not incurred such losses and have had full access to our operating accounts. See Note 1, Basis of Preparation and Summary of Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Annual Report. We believe any failures of domestic and international financial institutions could impact our ability to fund our operations in the short term.

Item 8. Financial Statements and Supplementary Data
The financial statements required by this item may be found beginning on pages F-1 of this Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018.
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
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, the Company's controls over the identification and recording of foreign currency transaction gains and losses was not designed or operating effectively and resulted in a material weakness in internal control over financial reporting.
We have also concluded that this material weakness does not require a restatement of, or a change in, our consolidated financial statements for any prior annual or interim period. We have developed a remediation plan for this material weakness, which includes enhanced analytical and review-based controls over the identification and recording of foreign currency transaction gains and losses.
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
Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2018. In making its assessment of internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessment, management concluded that, as of June 30, 2018, our internal control over financial reporting of foreign currency transaction gains and losses was not effective based on these criteria.
Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting. This report appears under Item 8 of this Annual Report.
(c)    Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted above.

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
We have three classes of directors, currently consisting of three Class I directors, three Class II directors and two Class III directors. The Class I, Class II and Class III directors serve until the annual meeting of stockholders to be held in 2020, 2018 and 2019, respectively, or until their respective successors are elected and qualified. At each annual meeting, directors are elected for a full term of three years to succeed those whose terms are expiring. The terms of the three classes are staggered in a manner so that only one class is elected by stockholders annually. Edward Collins, Denise Haylor and William L. Smith are currently serving as Class I directors.
For each member of the Board and person nominated to become a director there follows information given by each concerning his or her principal occupation and business experience for at least the past five years, the names of other public reporting companies of which he or she serves, or has during the past five years served, as a director and his or her age and length of service as one of our directors. In addition, for each director and person nominated to become a director, there follows information regarding the specific experience, qualifications, attributes or skills that led to the conclusion of the Board that the person should serve as a director. There are no family relationships among any of our directors and executive officers. No director or executive officer is related by blood, marriage or adoption to any other director or executive officer. No arrangements or understandings exist between any director or person nominated for election as a director and any other person pursuant to which such person is to be selected as a director or nominee for election as a director.
Class I Directors - Terms Expiring 2020
Edward Collins, 75, has served as a director of Oclaro since May 2008. From 1995 to 2014, Mr. Collins served as the Managing Director and a Partner at ChinaVest Group, a private equity group investing in China. In connection with the winding up of ChinaVest V, LP, he was an officer of Phoenix Liquidators LLC from 2011 to 2013. From 2012 to 2015, Mr. Collins was Senior Counsel with the international law firm White and Case. From 2007 to 2010, Mr. Collins served as Chairman, and is currently a director, of California Bank of Commerce. From 1999 to 2011 he served as chairman of the audit committee of TFC - the Taiwan Greater China Fund, listed on the NYSE, and was a director and chairman of the audit committee of the successor to TFC, the Shelton Greater China Fund, until 2012. Since 2009, Mr. Collins has served as non-executive Chairman of Branded Spirits, Ltd., a privately held company that sells branded spirits.  He served as non-executive Chairman of MedioStream, Inc., a software company, from 2001 to 2014.  From 1988 to 1994, Mr. Collins was a partner at the law firm of McCutchen, Doyle, Brown, & Enersen, where he was responsible for the Greater China practice. He has served as counsel to various investment groups, banks and manufacturing companies in Hong Kong and Taiwan, and is a member of the State Bar of California.  With his many years of experience in the private equity industry, Mr. Collins brings to our Board in-depth knowledge of finance and strategic investment strategy. Mr. Collins’ experience and training as a practicing attorney also enables him to bring valuable insights to the Board, including his thorough understanding of the legal risk of our business. Based on the Board’s identification of these qualifications, skills and experiences, the Board has concluded that Mr. Collins should serve as a director.
Denise Haylor, 54, has served as a director of Oclaro since August 2016. She has served as a Partner and Managing Director of The Boston Consulting Group since April 2017. From June 2014 to March 2017, she served as the Chief Human Resources Officer and member of the Executive Committee of Royal Philips, a global industrial company with businesses in lighting, healthcare and consumer lifestyle. Prior to joining Royal Philips, from February 2011 to November 2012, Ms. Haylor was the Senior Vice President, HR Operations, HR Business Partners and Talent Management of Flextronics, an electronics, manufacturing services and end to end supply chain solutions provider, and from November 2012 to June 2014, Ms. Haylor was the Chief Human Resources Officer of Flextronics. Ms. Haylor began her carrier in human resources with Siemens in 1988 and later joined Motorola in June 1998, where she held a number of HR roles within Motorola and worked in many businesses. She earned a master's degree in strategic human resource management from the Kingston Business School of the University of London, graduated from the advanced human resource executive program at the University of Michigan and earned a six sigma - black belt. Ms. Haylor brings to the Board her extensive knowledge in the area of human resources, as well as experience as a senior executive of a global, complex and large industrial company. Based on the Board’s identification of these qualifications, skills and experiences, the Board has concluded that Ms. Haylor should serve as a director.
William L. Smith, 61, has served as a director of Oclaro since July 2012. Prior to Oclaro, Mr. Smith served on Opnext’s Board of Directors from April 2009 to July 2012. From September 2014 to September 2016, Mr. Smith served as President, AT&T Technology Operations, where he was responsible for all technology-related operations across AT&T’s global service footprint, including network planning and engineering, AT&T’s global network operations center, mobility and wireline central offices, undersea cable infrastructure, construction and engineering with wireless field operations, core installation and maintenance, U-verse field operations and data center operations. From January 2010 to September 2014, Mr. Smith was President, AT&T Network Operations. From March 2008 to December 2009, Mr. Smith was President, Local Network Operations at AT&T, where he was responsible for all local network-related operations across AT&T’s domestic footprint. From October 2007 to March 2008, Mr. Smith was AT&T’s Executive Vice President - Shared Services, in charge of mass market and enterprise operations, corporate real estate, procurement, regional wireline planning, and business planning and integration, and from January 2007 to October 2007 he served as AT&T’s Senior Vice President of Network Operations in the Southeast. Before AT&T’s acquisition of BellSouth Corporation in December 2006, Mr. Smith served as Chief Technology Officer for BellSouth from 2001 until December 2006, responsible for setting the overall technology direction for BellSouth’s core infrastructure. In that position, he was responsible for network and operations technology, internet protocol applications, next generation strategy, and BellSouth Entertainment, LLC. He served in a variety of roles at AT&T between February 1979 and 2001. Mr. Smith graduated with honors from North Carolina State University at Raleigh in 1979, and was on the board of advisors of its graduate school for several years. He is the former chairman of the board of the Make a Wish Foundation of Georgia and Alabama and has served on several other non-profit boards. With Mr. Smith’s previous service as a director of Opnext, he brings to the Board extensive knowledge of our business, operations, products and industry. In addition, his more than three decades of service in various management and executive positions at a large, international telecommunications company enables Mr. Smith to make a significant contribution in his role as director, especially with respect to the operational and strategic issues we encounter. Based on the Board’s identification of these qualifications, skills and experiences, the Board has concluded that Mr. Smith should serve as a director.
Class II Directors - Terms Expiring 2018
Greg Dougherty, 58, has served as Chief Executive Officer of Oclaro since June 2013 and has served as a director of Oclaro since April 2009. Prior to Oclaro, Mr. Dougherty served as a director of Avanex Corporation ("Avanex"), a leading global provider of intelligent photonic solutions, from April 2005 to April 2009, when Avanex and Bookham merged to create Oclaro. Mr. Dougherty also served as a director of Picarro, Inc., a manufacturer of ultra-sensitive gas spectroscopy equipment using laser-based technology, from October 2002 to August 2013, and as its Interim Chief Executive Officer from January 2002 to April 2004. He also served on the board of directors of the Ronald McDonald House at Stanford from January 2004 to December 2009. From February 2001 until September 2002, Mr. Dougherty was the Chief Operating Officer at JDS Uniphase Corporation (JDS), an optical technology company. Prior to JDS he was the Chief Operating Officer of SDL, Inc., from March 1997 to February 2001 when they were acquired by JDS. From 1989 to 1997, Mr. Dougherty was the Director of Product Management and Marketing at Lucent Technologies Microelectronics in the Optoelectronics Strategic Business Unit. Mr. Dougherty received a bachelor's degree in optics in 1983 from the University of Rochester. Mr. Dougherty brings significant leadership, operations, sales, marketing and general management experience to the Board. Mr. Dougherty provides the Board with valuable insight into management’s perspective with respect to our operations. Based on the Board’s identification of these qualifications, skills and experiences, the Board has concluded that Mr. Dougherty should serve as a director.
Marissa Peterson, 56, was elected Chairman of the Board of Directors in June 2013 and has served as a director of Oclaro since July 2011. She currently runs an executive coaching and management consulting practice. Ms. Peterson was formerly Executive Vice President, Worldwide Operations, Services and Customer Advocacy for Sun Microsystems Inc., a seller of computers, computer components, computer software, and information technology services until her retirement in 2005 after 17 years with the company. From August 2008 to the present, Ms. Peterson has served as a director of Humana Inc., a healthcare benefits and insurance provider, and is currently the chair of their technology committee. From August 2006 to the present, she has served as a director for Ansell Limited, a public company listed on the Australia Stock Exchange and a global leader in safety and protection solutions, where she is currently a member of their risk committee and chairman of their human resources committee. She previously served as a director of Supervalu Inc., the Lucile Packard Children’s Hospital at Stanford, Quantros, Inc., and served on the board of trustees of Kettering University. Ms. Peterson has received the distinction of being an NACD (National Association of Corporate Directors) Board Leadership Fellow. She earned a master's degree from Harvard University in business administration, and an honorary doctorate of management and a bachelor's degree in mechanical engineering from Kettering University. Ms. Peterson brings to the Board her extensive knowledge in the areas of operations, management, and customer relations, as well as experience as a senior executive of a large, global, complex and well-respected technology company. Based on the Board’s identification of these qualifications, skills and experiences, the Board has concluded that Ms. Peterson should serve as a director.
Ian Small, 54, has served as a director of Oclaro since September 2017. Most recently, he served as the Chairman of the Board of TokBox, a platform-as-a-service provider of embedded video communications, from April 2014 through July 2018. From November 2013 to June 2016, he held a variety of positions at Telefonica S.A., a global broadband and telecommunications provider, most recently as its Chief Data Officer. From May 2009 to April 2014, he served as the CEO of TokBox, which was acquired by Telefonica in October 2012. Prior to joining TokBox, Mr. Small held a variety of technology and strategy positions at MarkLogic, marchFIRST and USWeb/CKS. He earned a master's degree in computer science and a bachelor's degree in engineering science from the University of Toronto. Mr. Small brings to the Board his extensive knowledge in the areas of communications services and digital services as well as experience as a senior executive of a global telecommunications company. Based on the Board’s identification of these qualifications, skills and experiences, the Board has concluded that Mr. Small should serve as a director.

Class III Directors - Terms Expiring 2019
Kendall Cowan, 64, has served as a director of Oclaro since July 2012. Prior to Oclaro, Mr. Cowan served on Opnext’s Board of Directors from March 2007 through July 2012. Mr. Cowan has served as Chairman and Chief Executive Officer of The Cowan Group, LLC, an investment and consulting firm, since January 2000, and Chairman and Chief Executive Officer of Cowan Holdings, Inc., since October 2006. Mr. Cowan is also a shareholder and board member of several privately owned businesses. Previously, Mr. Cowan served as a board member of Lea County Bancshares, Inc., a bank holding company, and served as a board member and chairman of the audit committee of DBSD North America, Inc., a provider of satellite and terrestrial wireless service, from 2006 until March 2012. Mr. Cowan was the Chief Financial Officer of Alamosa Holdings, Inc., a wireless telephone network operator, from December 1999 until February 2006, and he served on the Board from April 2003 to February 2006. He became a partner in an international public accounting firm in 1983, and from January 1986 until September 1993 he was a partner at Coopers & Lybrand. Mr. Cowan received his bachelor’s degree in business administration in accounting from Texas Tech University. He is a Certified Public Accountant and a member of both the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants. Mr. Cowan brings significant financial management and financial disclosure experience, as well as significant knowledge of Opnext’s history and experiences to the Board. Mr. Cowan also brings to the Board his extensive knowledge in the areas of finance, management, financial reporting, and controls and experience as a leader of a well-respected telecommunications company and as a partner at a large international public accounting firm. Based on the Board’s identification of these qualifications, skills and experiences, the Board has concluded that Mr. Cowan should serve as a director.
Joel A. Smith III, 73, has served as a director since April 2009 and served as lead independent director of Oclaro between July 2011 and June 2013. Prior to Oclaro, Mr. Smith served as a director of Avanex Corporation from December 1999 to April 2009, when Avanex and Bookham merged to create Oclaro. Mr. Smith was the Dean of the Darla Moore School of Business of the University of South Carolina from October 2000 to December 2007. Previously, Mr. Smith served as the President of Bank of America East, a financial institution, from October 1998 to September 2000. From July 1991 to October 1998, Mr. Smith served as President of Nations Bank Carolinas, a financial institution. Mr. Smith earned a bachelor’s degree in political science and economics from the University of the South. Mr. Smith brings significant financial management and financial disclosure experience, as well as significant knowledge of Avanex’s history and experiences to the Board. Mr. Smith brings to the Board his extensive knowledge in the areas of finance, management, financial reporting, and controls and experience as a leader of large, well-respected financial institutions. Mr. Smith also brings to the Board significant experience in corporate governance matters, which gives him the ability to assist in governance decisions and related responsibilities. Based on the Board’s identification of these qualifications, skills and experiences, the Board has concluded that Mr. Smith should serve as a director.
Executive Officers
Greg Dougherty, see “Class II Directors - Terms Expiring 2018” above.
Dr. Adam Carter, 54, has served as Oclaro's Chief Commercial Officer since July 2014. Prior to joining Oclaro, he served as the Senior Director and General Manager of the Transceiver Module Group at Cisco Systems, Inc. ("Cisco") from February 2008 to July 2014, where he was instrumental in the acquisition of Lightwire, a Silicon Photonics start-up. He also served as a Marketing Director at Cisco from February 2007 to February 2008. From September 1994 to February 2007, Dr. Carter held various strategic marketing and business development roles at Avago Technologies, Agilent Technologies and Hewlett Packard. In addition, Dr. Carter was a Process and Device Engineer at British Telecom & Dupont from November 1989 to September 1994. Dr. Carter holds a bachelor's degree (Honors) in applied physics from Portsmouth University and received a Ph.D. from the University of Wales, Cardiff, for his research on plasma etching of III-V semiconductor materials.
Craig Cocchi, 53, has served as Oclaro’s Chief Operating Officer since April 2017.   Prior to joining Oclaro, from June 2016 to April 2017, he served as the Executive Vice President, Operations of Fabrinet, a provider of advanced optical packaging and precision optical, electro-mechanical, and electronic manufacturing services to original equipment manufacturers of complex products, such as optical communication components, modules and subsystems, industrial lasers and sensors. From January 2008 to February 2016, he served in a variety of management roles at Lumentum (formerly JDSU Corporation), most recently as Senior Vice President, Operations. Prior to Lumentum, Mr. Cocchi served in a variety of operations roles at SAE Magnetics and Read-Rite Corporation. Mr. Cocchi holds a bachelor’s degree in electrical engineering and a bachelor’s degree in sociology from the University of California, San Diego.
Walter Jankovic, 49, has served as Oclaro's President of Optical Connectivity Business since February 2018. Prior to joining Oclaro, from June 2005 to February 2018, he served in a variety of roles at Celestica Inc., a design, manufacturing and supply chain solutions company. From December 2016 to February 2018 he served as Celestica’s Senior Vice President, Advanced Industrial and Health Tech Markets, from May 2012 to December 2016 as its Senior Vice President, Communications and ISP Markets, from January 2009 to April 2012 as its Vice President and General Manager, Cisco Global Business Unit and from June

2005 to December 2008 in a variety of financial and operational roles. Prior to Celestica, Mr. Jankovic served in a variety of financial roles at Nortel Networks from July 1992 to December 2004. He began his career at Deloitte & Touche in Canada. Mr. Jankovic holds a bachelor's degree (Honors) in chartered accountancy from the University of Waterloo in Canada and a master's degree in accounting from the University of Waterloo. He is a Chartered Accountant and a Certified Management Accountant in Canada.
Yves LeMaitre, 54, has served as Oclaro's Chief Strategy Officer since February 2018. From October 2013 to February 2018 he served as Oclaro’s President of Optical Connectivity Business. Prior to this, Mr. LeMaitre was Oclaro's Chief Commercial Officer from July 2011 to September 2013. He previously served as Executive Vice President, Strategy and Corporate Development, from February 2011 to July 2011, and was Executive Vice President and General Manager of Oclaro's Advanced Photonic Solutions division from April 2009 to January 2011. Previously, Mr. LeMaitre served as Vice President of Telecommunications Sales and Corporate Marketing for Oclaro from February 2008 to April 2009. From May 2005 to December 2007, Mr. LeMaitre was with Avanex, most recently serving as Chief Marketing Officer in charge of worldwide sales and marketing. Previously, Mr. LeMaitre was President and Chief Executive Officer of Lightconnect, a leading supplier of optical MEMS components and modules. In addition, he also worked for Alcatel and its joint venture with Sprint International in a variety of general management, senior marketing and engineering positions in the United States, France, the Netherlands and Italy. Mr. LeMaitre earned a master's degree in mathematics and computer science from Nantes University in France. He also holds an engineering degree from Ecole Nationale Superieure des Telecommunications (ENST) in Paris.
Pete Mangan, 58, has served as Oclaro's Chief Financial Officer (CFO) since November 2013. From May 2012 to November 2013, Mr. Mangan served as Oclaro’s Vice President of Corporate Finance where he was initially responsible for the global operations finance team and then the corporate accounting and tax group. Mr. Mangan brings to Oclaro nearly 30 years of experience in a wide range of finance positions with leading companies including AMD, Trident Microsystems, FormFactor, Spansion, Asyst Technologies, and Sun Microsystems. Mr. Mangan served as CFO at Trident Microsystems from 1996 to 1998 and again from 2008 to 2012. Trident Microsystems, Inc. filed for Chapter 11 bankruptcy protection in January 2012 and subsequently liquidated in accordance with its plan of liquidation. He holds a bachelor's degree in business economics from the University of California, Santa Barbara.
Dr. Beck Mason, 51, has served as Oclaro's President, Integrated Photonics Business, since September 2016.  From January 2015 to September 2016, Dr. Mason served as Oclaro’s Senior Vice President of R&D, Integrated Photonics Business.  Prior to joining Oclaro, from February 2007 to January 2015, he served in a variety of management positions at JDSU Corporation, a company that designed and manufactured products for optical communications networks, communications test and measurement equipment, lasers, optical solutions for authentication and decorative applications, and other custom optics, most recently as its Vice President of R&D for Transmission Products.  Prior to 2007, Dr. Mason served in a variety of technology management roles at Collinear, Finisar Corporation, Agere Systems and Lucent Technologies Bell Laboratories.  He holds a bachelor's degree in engineering from the University of Waterloo in Canada, a master's degree in aerospace engineering from the University of Toronto in Canada and a Ph.D. in electrical and computer engineering from the University of California, Santa Barbara.
Lisa Paul, 54, has served as Oclaro's Executive Vice President, Human Resources since November 2014. Prior to joining Oclaro, she served from April 2012 to November 2014 as the Vice President, Talent Management of Flextronics International, a public supply chain solutions company, and from June 2011 to March 2013 as the Vice President, Human Resources Business Partner of its Integrated Network Solutions Business Group. From May 2006 to June 2011 she served as a Human Resources Business Partner with Cisco. Prior to Cisco, Ms. Paul served in a variety of human resources roles at Sun Microsystems and other companies.
David Teichmann, 62, has served as Oclaro's Executive Vice President, General Counsel and Corporate Secretary since January 2014. Prior to joining Oclaro, he served from April 2007 to December 2012 as the Executive Vice President, General Counsel and Corporate Secretary of Trident Microsystems, Inc., a public fabless semiconductor company that sold television and set top box integrated circuits. Trident Microsystems, Inc. filed for Chapter 11 bankruptcy protection in January 2012 and subsequently liquidated in accordance with its plan of liquidation. From August 1998 to February 2006, he served as the Senior Vice President, General Counsel and Secretary of GoRemote Internet Communications, Inc., a secure managed global remote access solutions provider, guiding the company through its initial public offering in 1999 and its acquisition by iPass, Inc. in 2006. From 1993 to July 1998, he served in various positions at Sybase, Inc., an enterprise software company, including Vice President, International Law as well as Director of European Legal Affairs based in The Netherlands. From 1989 to 1993, Mr. Teichmann was Assistant General Counsel for Tandem Computers Corporation, a fault tolerant computer company, handling legal matters in Asia-Pacific, Japan, Canada and Latin America. He began his legal career as an attorney with the Silicon Valley-based Fenwick & West LLP. Mr. Teichmann holds a bachelor's degree in political science from Trinity College, a master's degree in law & diplomacy from the Fletcher School of Law & Diplomacy and a J.D. from the William S. Richardson School of Law at the University of Hawaii. He was also a Rotary Foundation Scholar at the Universidad Central de Venezuela, where he did post-graduate work in Latin American Economics and Law.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers and the holders of more than 10% of our common stock to file with the Commission initial reports of ownership of our common stock and other equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Officers, directors and 10% stockholders are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of copies of reports filed by the reporting persons furnished to us, or written representations from such reporting persons, we believe that, during fiscal year 2018, all filings required to be made by our reporting persons were timely made in accordance with the requirements of Section 16(a) of the Exchange Act, except as follows: a Form 4 was filed on August 7, 2017 for each of Adam Carter, Greg Dougherty, Mike Fernicola, Yves LeMaitre, Beck Mason, Pete Mangan, Lisa Paul and David Teichmann with respect to reporting the July 25, 2018 determination that the performance criteria had been achieved for certain performance-based restricted stock unit awards previously granted to them.

CORPORATE GOVERNANCE
The Board believes that good corporate governance is important to ensure that Oclaro is managed for the long-term benefit of our stockholders. This section describes key corporate governance guidelines and practices that Oclaro has adopted. Complete copies of the committee charters and code of business conduct and ethics described below are available on our website at www.oclaro.com. Alternatively, you can request a copy of any of these documents without charge by writing to Oclaro, Inc., 225 Charcot Avenue, San Jose, California 95131, Attention: Corporate Secretary.
Corporate Governance Guidelines
The Board has adopted corporate governance guidelines to assist the Board in the exercise of its duties and responsibilities and to serve the best interests of Oclaro and our stockholders. These guidelines, which provide a framework for the conduct of the Board’s business, provide that:

•
in the event that the Chairman of the Board is not an independent director, the nominating and corporate governance committee shall nominate an independent director to serve as our “Lead Director” who will be approved by the majority of our independent directors;

•	the principal responsibility of the directors is to oversee the management of Oclaro;

•	a majority of the members of the Board shall be independent directors;

•	the independent directors shall meet in executive session at least twice a year and at other times upon request of an independent director;

•	directors shall have full and free access to officers and employees of Oclaro and, as necessary, independent advisors;

•	new directors shall participate in an orientation program and all directors are expected to participate in continuing director education on an ongoing basis;

•
at least annually, the nominating and corporate governance committee shall oversee a self-evaluation of the Board designed to determine whether the Board and its committees are functioning effectively; and

•
in an uncontested election of directors, each incumbent director nominee must submit an advance irrevocable resignation that is conditioned upon (i) the director's failure to receive the affirmative vote of the "majority of votes cast" of stockholders for that director and (ii) the Board's acceptance of such resignation. See “- Majority Voting Provision” below.

Board Committees
The Board has standing audit, compensation, and nominating and corporate governance committees, each of which operates under a charter that has been approved by the Board. A current copy of each committee’s charter is posted on the Corporate Governance section of our website, www.oclaro.com.
The members of the Compensation Committee of the Board are Ms. Haylor (Chair), Mr. Cowan, Mr. Small and Mr. W. Smith; the members of the Audit Committee of the Board are Mr. Cowan (Chair), Mr. Collins, Mr. J. Smith and Ms. Peterson; the members of the Nominating and Corporate Governance Committee of the Board are Mr. J. Smith (Chair), Mr. Collins, Mr. Small and Mr. W. Smith.
The Board has determined that all of the current members of each of the three standing committees described above are independent as defined under the rules of the NASDAQ Stock Market, including, in the case of all members of the Audit Committee of the

Board, the independence requirements of Rule 10A-3 under the Exchange Act, and in the case of all members of the Compensation Committee, the independence requirements of Rule 10C-1 under the Exchange Act.
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
The Audit Committee will meet a minimum of four times annually. The Board has determined that Kendall Cowan, Edward Collins and Joel Smith are “audit committee financial experts” as defined in Item 407(d)(5)(ii) of Regulation S-K.
Compensation Committee. The Compensation Committee’s responsibilities include:

•	annually reviewing and approving the compensation of our Chief Executive Officer and other executive officers;

•
annually reviewing market trends and our compensation peer group for comparative purposes and reviewing our compensation-related risk profile to ensure that our compensation-related risks are not reasonably likely to have a material adverse effect on us;

•	making recommendations to the Board with respect to incentive compensation and equity-based plans;

•	administering our incentive compensation and equity-based plans;

•	preparing an annual committee report for inclusion in our proxy statements; and

•	reviewing and discussing our Compensation Discussion and Analysis with senior management and recommending to the Board that the same be included in our proxy statement.
The Compensation Committee also has a Section 162(m)/Section 16 committee that operates as a subcommittee of the Compensation Committee.
Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee’s responsibilities include:

•	reviewing with the Board, on an annual basis, the requisite skills and criteria for new board members and the composition of the Board as a whole;

•	recommending to the Board the persons to be nominated for election as directors or for appointment to the Board and to each of the Board’s committees;

•	reviewing and making recommendations to the Board with respect to director compensation;

•	developing and recommending to the Board corporate governance guidelines;

•	overseeing the self-evaluation of the Board;

•	overseeing an annual review by the Board of succession planning; and

•
promptly considering the resignation tendered by a director nominee in connection with an uncontested election of directors at which such director nominee did not receive the vote of the majority of votes cast and recommending to the Board whether to accept the tendered resignation or to take some other action.

Board Leadership
Our corporate governance guidelines provide that the offices of Chairman of the Board and Chief Executive Officer shall be held by separate individuals. The Board believes that its current leadership structure best serves the objectives of the Board’s oversight of management, the ability of the Board to carry out its roles and responsibilities on behalf of the stockholders, and the Company’s overall corporate governance. The Board also believes that the separation of the Chairman of the Board of Directors and CEO roles allows the CEO to focus his time and energy on operating and managing the Company and leveraging the experience and perspectives of the Chairman of the Board of Directors. The Board periodically reviews the leadership structure and may make changes in the future.
Our corporate governance guidelines provide that in the event that the Chairman of the Board is not an independent director, the nominating and corporate governance committee shall nominate an independent director to serve as “Lead Director,” who shall be approved by a majority of the independent directors. If appointed, the Lead Director will have significant responsibilities with respect to our corporate governance. The Lead Director’s responsibilities will include the following:

•	presiding at all meetings of the Board at which the Chairman of the Board of Directors is not present, including executive sessions of the independent directors;

•	meeting with any director who is not adequately performing his or her duties as a member of the Board or any committee;

•	serving as liaison between the Chairman of the Board of Directors and Chief Executive Officer and the independent directors;

•	approving information sent to the Board;

•	approving meeting schedules to assure that there is sufficient time for discussion of all agenda items;

•	working with the Chairman of the Board of Directors in the preparation of the agenda for each board of director meeting and approve such meeting agendas;

•	otherwise consulting with the Chairman of the Board of Directors and Chief Executive Officer on matters relating to corporate governance and board of director performance; and

•	if requested by a major stockholder, making himself or herself available for consultation and direct communication.
Majority Voting Provision
Our by-laws provide that, in an uncontested election of directors, each nominee shall be elected by the vote of the majority of the votes cast by stockholders for that nominee (meaning the number of shares voted “for” a nominee’s election must exceed the number of shares voted “against” such nominee’s election), and in a contested election, each director shall be elected by the vote of a plurality of the shares represented in person or by proxy at such meeting. An uncontested election means an election where the number of nominees for director does not exceed the number of directors to be elected as of the tenth day preceding the date we first mail our notice of meeting for such meeting to stockholders.
Under our Corporate Governance Guidelines, incumbent director nominees must submit to the Chairman of the nominating and corporate governance committee of the Board or, in the case of such Chairman, to the Chairman of the Board, an advance irrevocable resignation that is conditioned upon (i) the director’s failure to receive the affirmative vote of the majority of votes cast of stockholders for that director in an uncontested election at the next annual meeting for the reelection of such director at which a quorum is present, and (ii) the Board’s acceptance of such resignation. The nominating and corporate governance committee will promptly consider the resignation tendered and will recommend to the Board whether to accept the tendered resignation or to take some other action, such as rejecting the tendered resignation and addressing the apparent underlying causes of the “against” votes. In making this recommendation, the nominating and corporate governance committee will consider all factors that it deems relevant including, without limitation, the underlying reasons why stockholders voted “against” the election of the director (if ascertainable), the length of service and qualifications of the director, the director’s contributions to the Company and the Board, whether by accepting such resignation the Company will no longer be in compliance with any applicable law, rule, regulation or governing document, and whether or not accepting the resignation is in the best interest of the Company and its stockholders. The Board will consider these and any other factors and additional information it deems relevant, as well as the nominating and corporate governance committee’s recommendation, when deciding whether to accept or reject the tendered resignation. Any director whose resignation is under consideration shall not participate in the nominating and corporate governance committee and Board deliberation and recommendation regarding whether to accept the resignation. The Board shall take action within 90 days following certification of the vote, unless a longer period of time is necessary in order to comply with any applicable law, rule, regulation or governing document, in which case the Board may determine to extend such 90 day period by an additional 90 days if it determines that an extension is in the best interest of the Company and its stockholders. We will promptly disclose the decision and process in a Current Report on Form 8-K filed with the SEC.
If a director’s conditional resignation is rejected by the Board, the director will continue to serve for the remainder of his or her term and until his or her successor is duly elected, or his or her earlier death, resignation or removal. If a director’s conditional resignation is accepted by the Board, then the Board, in its sole discretion, may fill any resulting vacancy or may decrease the number of directors comprising the Board, in each case pursuant to the provisions of the Company’s certificate of incorporation and by-laws.

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
Director Nomination Process
In the event of a decision to nominate one or more non-incumbents for service on the Board, due to the resignation of a sitting director or otherwise, our nominating and corporate governance committee would undertake a process to identify and evaluate director candidates. This process would include requests to board members and others for recommendations, meetings from time to time to evaluate biographical information and background material relating to potential candidates and interviews of selected candidates by the Chairman of the Board, the Lead Director and other members of our nominating and corporate governance committee and the Board. This process may also include the retention of a search firm or other consultants to assist the committee. The committee would also consider the extent to which a given candidate increases the diversity of the Board in terms of background, business experience, education, and other factors.
In general, in considering whether to recommend any particular candidate for inclusion in the Board’s slate of recommended director nominees or whether to appoint a particular candidate to fill a vacancy, the nominating and corporate governance committee will apply the criteria set forth in our corporate governance guidelines. These criteria include the candidate’s integrity, business acumen, commitment to understanding our business and industry, experience, conflicts of interest and the ability to act in the interests of all stockholders. Further, specific consideration is given to, among other things, diversity of background and experience that a candidate would bring to the Board. The committee does not assign specific weights to particular criteria and no particular criterion is a prerequisite for each prospective nominee. We believe that the backgrounds and qualifications of our directors, considered as a group, should provide a composite mix of experience, knowledge and abilities that will allow the Board to fulfill its responsibilities.
Stockholders may recommend individuals to the nominating and corporate governance committee for consideration as potential director candidates by submitting their names, together with appropriate biographical information and background materials and a statement as to whether the stockholder or group of stockholders making the recommendation has beneficially owned more than 5% of our common stock for at least a year as of the date such recommendation is made, to our nominating and corporate governance committee at the following address: Oclaro, Inc., 225 Charcot Avenue, San Jose, California 95131, Attention: Corporate Secretary. Assuming that appropriate biographical and background material has been provided on a timely basis, the committee will evaluate stockholder recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others.
Stockholders also have the right under our By-laws to directly nominate director candidates, without any action or recommendation on the part of the committee or the Board, by following the procedures set forth under “Stockholder Proposals for 2018 Annual Meeting” in this proxy statement.
Code of Business Conduct and Ethics
We have adopted a written code of business conduct and ethics that applies to our directors, officers, contractors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted a current copy of the code on our website, www.oclaro.com. In addition, we intend to post on our website all disclosures that are required by law or NASDAQ listing standards concerning any amendments to, or waivers from, any provision of the code of business conduct and ethics. There were no waivers of the code of business conduct and ethics in fiscal year 2018.

Item 11. Executive Compensation
COMPENSATION COMMITTEE REPORT
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
The Compensation Committee of the Board has reviewed and discussed with management the Compensation Discussion and Analysis below. Based on this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in our 2018 Annual Report.
Submitted by the Compensation Committee of the Board of Directors:
Denise Haylor, Chair
Kendall Cowan
Ian Small
William Smith

COMPENSATION DISCUSSION AND ANALYSIS
This Compensation Discussion and Analysis provides information regarding the fiscal year 2018 compensation program for our Chief Executive Officer, our Chief Financial Officer, and our three most-highly compensated executive officers (other than our Chief Executive Officer and Chief Financial Officer) who were serving at the end of fiscal year 2018. For fiscal year 2018, these individuals -- our Named Executive Officers -- were:

•	Greg Dougherty, our Chief Executive Officer;

•	Pete Mangan, our Chief Financial Officer;

•	Yves LeMaitre, our Chief Strategy Officer, who previously served as our President, Optical Connectivity Business through February 7, 2018;

•	David Teichmann, our Executive Vice President, General Counsel and Corporate Secretary; and

•	Craig Cocchi, our Chief Operating Officer.
Executive Summary
During fiscal year 2018, we were one of the leading providers of optical components and modules for the long-haul, metro and data center markets. Leveraging over three decades of laser technology innovation and photonics integration, we provide differentiated solutions for optical networks and high-speed interconnects driving the next wave of streaming video, cloud computing, application virtualization and other bandwidth-intensive and high-speed applications.
We operate in a highly competitive and cyclical industry, and during the past few years we have made a conservative use of cash and equity compensation for our executive officers and other employees. For fiscal year 2018, our principal financial objectives were to continue achieving high levels of operating income, primarily by increasing revenues of higher gross margin products and generate higher levels of free cash flow. During fiscal year 2018, although we did not fully meet our operating income objectives, we thoughtfully rewarded our employees, including our executive officers, commensurate with that performance.
Fiscal Year 2018 Business Highlights
For fiscal year 2018, we achieved the following key financial results:

•	Revenues were $543.2 million for fiscal year 2018. This compares with revenues of $601.0 million and $407.9 million in fiscal years 2017 and 2016, respectively.

•	GAAP gross margin was 37 percent for fiscal year 2018. This compares with GAAP gross margin of 39 percent and 29 percent in fiscal years 2017 and 2016, respectively.

•	Non-GAAP gross margin was 39 percent for fiscal year 2018. This compares with non-GAAP gross margin of 39 percent and 29 percent in fiscal years 2017 and 2016, respectively.

•	GAAP operating income was $67.3 million for fiscal year 2018. This compares with GAAP operating income of $119.0 million and $15.8 million in fiscal years 2017 and 2016, respectively.

•	Non-GAAP operating income was $92.9 million for fiscal year 2018. This compares with non-GAAP operating income of $130.9 million and $25.1 million in fiscal years 2017 and 2016, respectively.

•	Free cash flow was $69.3 million for fiscal year 2018, as compared to free cash flow of $79.0 million and $4.7 million in fiscal years 2017 and 2016, respectively.
See Exhibit 99.1 for a reconciliation of non-GAAP gross margin, non-GAAP operating income and free cash flow.
Fiscal Year 2018 Executive Compensation Actions
On behalf of our Board of Directors, the Compensation Committee of the Board (the "Compensation Committee") assessed our executive compensation levels for fiscal year 2018. Key compensation decisions for fiscal year 2018 for our executive officers, including our Named Executive Officers, were as follows:

•
Base Salary: During fiscal year 2018, the Compensation Committee maintained the base salaries of our executive officers at the levels in effect since the beginning of calendar year 2016, keeping the majority of our executive officer's target total direct compensation in the form of equity compensation.

•
Annual Cash Incentive Awards: The Compensation Committee used non-GAAP operating income as the sole performance metric for our semi-annual cash incentive program during fiscal year 2018, to keep the focus of our executive officers on profitable corporate growth. We achieved 63% of the target level established for the first half of fiscal year 2018 and 67% of the target level established for the second half of fiscal year 2018.

•
Equity Awards: In August 2017, we granted each of the Named Executive Officers an annual equity award comprised of a mix of shares of our common stock subject to a time-based restricted stock unit award and a performance-based restricted stock unit award. The time-based restricted stock unit awards are subject to a four-year service based vesting requirement. The performance-based restricted stock unit awards could only be earned as to one-third of the performance-based restricted stock unit award if we achieve $700.0 million of revenue over any four consecutive quarters through the end of fiscal year 2020, subject to service conditions; one-third of the performance-based restricted stock unit award if we achieve $100.0 million of free cash flow (defined as adjusted EBITDA less capital expenditures) over any four consecutive quarters through the end of fiscal year 2020, subject to service conditions; and one-third of the performance-based restricted stock unit award if we achieve $800.0 million of revenue in any one fiscal year from 2018 through 2020 and also achieve $100.0 million of free cash flow over any four consecutive quarters through the end of fiscal year 2020, subject to service conditions. Upon attaining each performance condition, the service-based vesting condition is satisfied for that tranche as to 1/3 of the performance-based restricted stock unit award on the first anniversary of the vesting commencement date, and with respect to 1/12 of the underlying shares each subsequent quarter, such that all performance-based restricted stock unit awards for that tranche are fully vested on the third anniversary of the vesting commencement date.

Target Pay Mix
In fiscal year 2018, 58% of our Chief Executive Officer's target total direct compensation was performance-based and, thus, only paid or earned to the extent that we achieved one or more pre-established performance objectives.

Fiscal Year 2018 Executive Compensation Policies and Practices
We endeavor to design and implement our executive compensation policies and practices in accordance with sound governance standards. The Compensation Committee (and, since October 2017, its subcommittee, the Section 162(m)/Section 16 Committee) meets regularly throughout the year to review our executive compensation program on an ongoing basis to ensure that it is consistent with our short-term and long-term goals given the dynamic nature of our business and the market in which we compete for executive talent. The following policies and practices continued in effect during fiscal year 2018:

•
Independent Compensation Committee. The Compensation Committee is comprised solely of independent directors who have established effective means for communicating with our stockholders regarding their executive compensation ideas and concerns.

•
Independent Compensation Committee Advisor. The Compensation Committee engaged its own compensation consultant to assist with its fiscal year 2018 compensation reviews. This consultant performed no consulting or other services for the Company.

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

•	No Perquisites. We do not provide any perquisites or other personal benefits to our executive officers.

•	No Tax Reimbursements. We do not provide any tax reimbursement payments (including “gross-ups”) on any perquisites or other personal benefits, other than standard relocation benefits.

•
No Special Health or Welfare Benefits. Our executive officers participate in broad based company-sponsored health and welfare benefits programs on the same basis as our other full-time, salaried employees.

•	No Post-Employment Tax Reimbursements. We do not provide any tax reimbursement payments (including “gross-ups”) on any severance or change-in-control payments or benefits.

•
“Double-Trigger” Change-in-Control Arrangements. All change-in-control payments and benefits are based on a “double-trigger” arrangement (that is, they require both a change-in-control of the Company plus a qualifying termination of employment before payments and benefits are paid).

•	Performance-Based Incentives. We use performance-based short-term and long-term incentives.

•
Multi-Year Vesting Requirements. The equity awards granted to our executive officers generally vest or are earned over multi-year periods, consistent with current market practice and our retention objectives. The performance-based restricted stock unit awards granted to our executive officers in August 2017 included a three-year time-based vesting requirement for earned shares and the time-based restricted stock unit awards granted to our executive officers in August 2017 had a four-year time-based vesting requirement. In addition, our employee stock plan contains a minimum required vesting period of one year, subject to certain exceptions.

•	Minimum Share Ownership Requirement. The members of our Board, including our Chief Executive Officer, are subject to a stock ownership policy (described in greater detail below).

•
Hedging and Pledging Prohibited. We prohibit our executive officers and other employees, as well as the members of our Board, from engaging in hedging transactions with respect to Company securities, including entering into any short sales, puts, calls or other derivative instruments based on Company securities. We also prohibit our executive officers and other employees, as well as the members of our Board, from pledging any Company securities, except with respect to pledges in limited circumstances approved by the Company’s General Counsel.

Fiscal Year 2017 Stockholder Advisory Vote on Executive Compensation
At our fiscal year 2017 Annual Meeting of Stockholders, we conducted a stockholder advisory vote on the fiscal year 2017 compensation of the Named Executive Officers (commonly known as a “Say-on-Pay” vote). Our stockholders approved the fiscal year 2017 compensation of the Named Executive Officers with approximately 94% of the votes cast in favor of the proposal.
We believe that the outcome of the Say-on-Pay vote reflects our stockholders’ support of our compensation approach, specifically our efforts to attract, retain, and motivate our Named Executive Officers. Accordingly, no significant design changes were made to our executive compensation program in response to the fiscal year 2017 Say-on-Pay vote. Further, any design changes resulting from the Say-on-Pay vote would not typically show up in compensation until the following fiscal year due to the timing of our annual meeting of stockholders compared to the timing of our annual executive compensation decisions.
We value the opinions of our stockholders and will continue to consider the outcome of future Say-on-Pay votes, as well as feedback received throughout the year, when making compensation decisions for our executive officers, including our Named Executive Officers.
Based on the results of a separate stockholder advisory vote on the frequency of future stockholder advisory votes regarding the compensation of our Named Executive Officers (commonly known as a “Say-When-on-Pay” vote) conducted at our fiscal year 2017 Annual Meeting of Stockholders, the Board determined that we will hold our Say-on-Pay votes on an annual basis.
Compensation Philosophy and Objectives
We believe that the quality, skills, and dedication of our executive officers are critical factors affecting our performance and stockholder value. Accordingly, the key objective of our executive compensation program is to attract, retain, and motivate superior executive talent while maintaining an appropriate cost structure. In addition, we seek to implement an overarching pay-for-performance philosophy by designing our executive compensation program to link a substantial component of our executive officers’ target total direct compensation to the achievement of financial and strategic performance objectives that directly correlate to company objectives and the long-term enhancement of stockholder value. Thus, the Compensation Committee believes that the compensation paid to our executive officers should be closely aligned with our corporate performance on both a short-term and long-term basis, linked to specific, measurable results such as operating income and free cash flow, and that such compensation should assist us in motivating and retaining the key executive officers critical to our long-term success. Finally, our executive compensation program is designed to maintain an appropriate balance of annual and long-term incentive compensation opportunities to ensure an appropriate focus on operational objectives and the creation of long-term stockholder value.
Compensation Program Design
To accomplish the foregoing objectives, for fiscal year 2018, the Compensation Committee structured our executive compensation program to include the following principal compensation elements:

•	Base salaries at levels that we believe allow us to attract and retain key executive officers;

•	Semi-annual cash incentive compensation opportunities tied to the achievement of pre-established performance goals related to the important financial objectives set forth in our annual operating plan;

•
Long-term incentive compensation using a mix of restricted stock unit and performance-based restricted stock unit awards, to align the interests of our executive officers with those of our stockholders and to promote our performance and retention objectives; and

•
Limited post-employment compensation arrangements payable on an involuntary termination of employment, with the cash component not exceeding three times the executive officer’s annual cash compensation.

Generally, the Compensation Committee seeks to allocate a substantial portion of our executive officers’ target total direct compensation opportunity to elements that are performance-based and, therefore, “at risk,” including cash and equity based incentives. In recent years, at least half of the target total direct compensation for our Named Executive Officers was "at risk" subject to performance conditions. However, the Compensation Committee does not maintain formal policies for allocating between short-term and long-term compensation or between cash and non-cash compensation. Instead, the Compensation Committee maintains flexibility and adjusts different elements of compensation based upon its evaluation of our financial position (including cash needs), the impact on stockholder dilution, hiring and retention concerns, and the compensation mix paid by our compensation peer group.
While compensation levels may differ among our executive officers, including the Named Executive Officers, based on the role, responsibilities and performance of each individual executive officer, there are no material differences in the compensation philosophy, policies, or practices among our executive officers.

Compensation-Setting Process
The Compensation Committee is the primary architect of our executive compensation program. The Compensation Committee conducts an annual review of our executive compensation strategy to ensure that it is appropriately aligned with our business strategy, reflective of our compensation philosophy and working toward our desired objectives. The Compensation Committee also reviews market trends and changes in compensation practices. Based on its review and assessment, the Compensation Committee either approves, or recommends to the Board for approval, the annual changes in our executive compensation program.
For fiscal year 2018, the Compensation Committee reviewed and either approved, or recommended to the Board for approval, the compensation for each of our Named Executive Officers. The Compensation Committee also oversaw management’s decisions concerning the compensation of other company officers and employees, administered our equity compensation plans, and evaluated the effectiveness of our overall executive compensation program.
The Compensation Committee’s authority, duties, and responsibilities are described in its charter, which is reviewed annually and revised and updated as warranted. The charter, which was most recently updated on October 24, 2017, is available at investor.oclaro.com/governance.cfm.
Role of Executive Officers
In formulating its compensation decisions, the Compensation Committee meets with our Chief Executive Officer to obtain his feedback and recommendations with respect to the structure of our executive compensation program, as well as his assessment of the performance of each of the other executive officers and his recommendations on the compensation for each other executive officer. In addition, our Chief Executive Officer and Chief Financial Officer develop recommendations for performance metrics and target award opportunities under our annual cash incentive compensation plan based on management’s business forecast both at the company and business unit levels, as well as provide information at year end regarding individual and company performance. Our General Counsel also supports the Compensation Committee's review and deliberations on compensation programs, as and when requested by the Compensation Committee.
Role of Compensation Consultant
The Compensation Committee has the authority to retain the services of external advisors, including compensation consultants, legal counsel, accounting, and other advisors. During fiscal year 2018, the Compensation Committee continued to directly engage Compensia, Inc., a national compensation consulting firm (“Compensia”), as its adviser for executive officer and director compensation, and broad based equity compensation matters. More specifically, Compensia:

•	Reviewed and provided market data on executive officer and director cash and equity compensation for fiscal year 2018 compensation planning;

•	Reviewed and provided recommendations on the annual and long-term incentive compensation award design;

•	Reviewed and provided an analysis of annual share utilization and stockholder dilution levels resulting from our employee stock plans;

•
Reviewed and provided recommendations for the proposed amendment of our Fifth Amended and Restated 2001 Long-Term Stock Incentive Plan submitted to our stockholders for approval in our proxy statement for fiscal year 2017; and

•	Reviewed and provided comments on the Compensation Discussion & Analysis section of our proxy statement for fiscal year 2017.
In fiscal year 2018, the Compensation Committee considered the independence of Compensia in light of the listing standards of NASDAQ on compensation committee independence and the rules of the Securities and Exchange Commission. Based on these standards and rules, the Compensation Committee has concluded that the work performed by Compensia did not raise a conflict of interest.
Competitive Positioning
During fiscal year 2017, the Compensation Committee directed Compensia to develop and recommend a compensation peer group to be used as a reference in its executive compensation deliberations for fiscal year 2018. In conducting this project, Compensia reviewed, but did not rely on, the compensation peer group used in fiscal year 2017. Among other things, Compensia developed this compensation peer group to reflect our market capitalization, recognize our evolving business focus, and account for acquisitions of prior peer companies. The companies in this compensation peer group were selected on the basis of their similarity to us, based on the following criteria:

•	similar revenue size - ~0.5x to ~2.4x our last four fiscal quarter revenue of approximately $577 million (approximately $306 million to approximately $1.4 billion);

•	similar market capitalization - ~0.23x to ~4.5x our market capitalization of $1.5 billion (approximately $346 million to approximately $6.7 billion);

•	industry - communications equipment (with a focus on optical networking) and semiconductor and hardware (with a focus on networking/communications);

•	executive positions similar in breadth, complexity, and/or scope of responsibility; and

•	competitors for executive talent.
As a result, the Compensation Committee approved a revised compensation peer group for use in fiscal year 2018 consisting of the following companies:

Acacia Communications	Infinera	NeoPhotonics
Applied Optoelectronics	Inphi	Plantronics
CalAmp	IPG Photonics	Power Integrations
Coherent	Ixia	Semtech
Extreme Networks	Lumentum Holdings	Viavi Solutions
Finisar	M/A-COM
II-VI	MaxLinear
To analyze the compensation practices of the companies in our compensation peer group, Compensia gathered data from public filings (primarily proxy statements) for the peer group companies. This market data, supplemented by additional compensation survey data, was then used as a reference point for the Compensation Committee to assess our current compensation levels in the course of its deliberations on compensation forms and amounts.
Going forward, the Compensation Committee intends to review and update the compensation peer group as needed and make adjustments to its composition, taking into account changes in both our business and the businesses of the companies in the peer group.
Fiscal Year 2018 Compensation Decisions
Base Salary
As noted above, we generally rely on base salaries to attract and retain key executive officers. At the start of fiscal year 2018, the Compensation Committee evaluated our performance in fiscal year 2017, considered our fiscal year 2018 annual operating plan (including our compensation budget) for fiscal year 2018, and reviewed the strong steady progress our Named Executive Officers have made in leading the Company to sustained profitability over the past several years. Based on these considerations, the Compensation Committee maintained the base salaries of our executive officers, including our Named Executive Officers, at the levels in effect since the beginning of calendar year 2016.
Annual Cash Incentive Compensation
We use performance-based cash incentives to motivate our executive officers, including our Named Executive Officers, to focus on specific goals established by the Board in our annual operating plan, to provide additional cash compensation opportunities beyond base salary in a manner that is consistent with our peers’ practices, and to recognize and reward achievement at or above our pre-established levels of performance. For fiscal year 2018, the Compensation Committee decided to maintain the semi-annual performance period structure we have used since fiscal year 2008. The Compensation Committee believed that, since we initially achieved profitability in fiscal year 2016, the semi-annual performance period structure remained appropriate to allow the Compensation Committee to closely monitor and respond to unexpected changes in the execution of our business plan and to maintain flexibility to solidify our operating strategy in the event of unanticipated internal or external developments.
For fiscal year 2018, after reviewing market data and our annual operating budget for our cash compensation programs, the Compensation Committee approved, and the Board ratified, that no changes would be made to the target annual cash incentive award opportunities (as a percentage of base salary) for our Named Executive Officers or our other executive officers, other than Lisa Paul, whose target annual cash incentive award opportunity was increased from 50% to 60% of her base salary. As such, Mr. Dougherty’s target annual cash incentive award opportunity remained at 100% of his base salary and each of our other Named Executive Officers continued to have a target annual cash incentive award opportunity equal to 60% of his base salary.
First Half of Fiscal Year 2018
Our Chief Executive Officer recommended to the Compensation Committee that the performance metric for the first half of fiscal year 2018 (that is, the six-month period ending December 30, 2017) be non-GAAP operating income, with a threshold performance level of $57 million (which would result in a payout of 50% of the target annual cash incentive award opportunity for the performance period), a target performance level of $65 million, and a stretch goal of $75 million (which would result in a payout of 200% of the target annual cash incentive award opportunity for Mr. Dougherty and 150% of the target annual cash incentive award opportunity for our other executive officers). The Compensation Committee agreed with our Chief Executive Officer's recommendation, and approved this metric and related performance levels without change, to encourage our executive officers to continue to work to achieve high levels of profitability. Non-GAAP operating income excludes items that our management and the Compensation Committee believe are not reflective of our core ongoing operations, as shown in Exhibit 99.1, and as such is an important financial indicator of profitable growth and cash generation. The Compensation Committee believed that establishing threshold and maximum payout levels under our program would provide a means to mitigate risk associated with this incentive compensation program, while also providing motivation to exceed expectations.
At the conclusion of the first half of fiscal year 2018, our Compensation Committee determined that we had achieved $59 million in non-GAAP operating income. This performance resulted in a 63% payout of the target annual cash incentive award opportunities for our executive officers, including Mr. Dougherty. The Compensation Committee approved the payments to our Named Executive Officers shown in the actual payout column below.

Named Executive Officer	First Half Fiscal Year 2018 Target Cash Incentive Award Payment	First Half Fiscal Year 2018 Maximum Cash Incentive Award Payment	First Half Fiscal Year 2018 Actual Cash Incentive Award Payment
Mr. Dougherty	$300,000	$600,000	$189,000
Mr. Mangan	$105,000	$157,500	$66,150
Mr. LeMaitre	$105,000	$157,500	$66,150
Mr. Teichmann	$99,000	$148,500	$62,370
Mr. Cocchi	$105,000	$157,500	$66,150
Second Half of Fiscal Year 2018
For the second half of fiscal year 2018 (that is, the six-month period ending June 30, 2018), in light of our first half performance, our Chief Executive Officer recommended to the Compensation Committee that the performance metric continue to be non-GAAP operating income, with a threshold performance level of $28 million (which would result in a payout of 50% of the target annual cash incentive award opportunity for the performance period), a target performance level of $45 million, and a stretch performance goal of $62 million (which would result in a payout of 200% for Mr. Dougherty and 150% for the other executive officers). The Compensation Committee agreed with our Chief Executive Officer's recommendation, and approved this metric and related performance levels, to encourage our executive officers to continue to achieve strong operating income levels consistent with our then current operating plan in light of challenging market and industry conditions.
At the conclusion of the second half of fiscal year 2018, our Compensation Committee determined that we had achieved $34 million of non-GAAP operating income. This performance resulted in a payout of 67% of the annual cash incentive award opportunity for each of our executive officers, including Mr. Dougherty. The Compensation Committee approved the payments to our Named Executive Officers shown in the actual payout column below.

Named Executive Officer	Second Half Fiscal Year 2018 Target Cash Incentive Award Payment	Second Half Fiscal Year 2018 Maximum Cash Incentive Award Payment	Second Half Fiscal Year 2018 Actual Cash Incentive Award Payment
Mr. Dougherty	$300,000	$600,000	$201,000
Mr. Mangan	$105,000	$157,500	$70,350
Mr. LeMaitre	$105,000	$157,500	$70,350
Mr. Teichmann	$99,000	$148,500	$66,330
Mr. Cocchi	$105,000	$157,500	$70,350
Spot Bonus
On March 11, 2018, the Compensation Committee approved a one-time cash bonus of $60,000 to Mr. Teichmann, in recognition of his extraordinary efforts to further Oclaro's strategic projects.
Long-Term Incentive Compensation
Given our commitment to containing cash expenses over the past four years, we have relied on equity compensation as the most significant portion of our executive compensation program. We provide equity compensation opportunities to our executive officers, including our Named Executive Officers, to align their financial interests with those of our stockholders, to provide compensation that is consistent with the practices of our compensation peer group so that we can attract and retain qualified talent, and to motivate our executive officers to achieve specific performance objectives. The Compensation Committee generally grants a mix of time-based and performance-based full value equity awards for annual retention purposes, as we believe this is most consistent with current competitive market practices.

On August 10, 2017, each of our Named Executive Officers other than Mr. Cocchi received annual equity awards comprised of a time-based restricted stock unit award and a performance-based restricted stock unit award. At that time, Mr. Cocchi only received a performance-based restricted stock unit award because he had received a sizeable initial time-based restricted stock unit award late in fiscal year 2017 shortly after he commenced employment. To directly align the interests of our Named Executive Officers with the interests of our stockholders, 60% of the value of such annual equity awards granted were in the form of a performance-based restricted stock unit award to be earned as to one-third of the performance-based restricted stock unit awards upon the achievement of $700.0 million of revenue over any four consecutive quarters through the end of fiscal year 2020, subject to service conditions; one-third of the performance-based restricted stock unit awards upon the achievement of $100.0 million of free cash flow (defined as adjusted EBITDA less capital expenditures) over any four consecutive quarters through the end of fiscal year 2020, subject to service conditions; and one-third of the performance-based restricted stock unit awards upon the achievement of $800.0 million of revenue in any one fiscal year from 2018 through 2020 and achievement of $100.0 million of free cash flow over any four consecutive quarters through the end of fiscal year 2020, subject to service conditions. Upon attaining each performance condition, the service-based vesting condition is satisfied for that tranche as to 1/3 of the performance-based restricted stock unit awards on the first anniversary of the vesting commencement date, and with respect to 1/12 of the underlying shares each subsequent quarter, such that all performance-based restricted stock unit awards for that tranche are fully vested on the third anniversary of the vesting commencement date. The performance conditions associated with these performance-based restricted stock unit awards will be considered achieved upon the consummation of the merger with Lumentum. The Compensation Committee granted the remaining target amount of the annual equity incentive award value in the form of restricted stock unit awards subject to time-based vesting over four years (with a one year cliff and quarterly vesting thereafter).
The time-based service structure for these awards selected by the Compensation Committee was designed to focus our Named Executive Officers on long term sustained performance, retention and decision-making in an otherwise rapidly changing business environment. Following our achievement of profitability and free cash flow in fiscal year 2017, our Compensation Committee chose dual performance metrics to focus our Named Executive Officers on continuing to invest in sustained revenue growth while generating sustained levels of free cash flow.
In determining the size and relative weight of each of these awards, the Compensation Committee and the Board considered competitive market data (based on the compensation peer group data), as well as the Compensation Committee's objective of creating a meaningful retention and performance incentive for each Named Executive Officer, managing internal pay equity, and balancing the impact of these awards on our burn rate and available reserves. The Compensation Committee determined that using a combination of four year time-based vesting (for the solely time-based awards) and three year time-based vesting (for the performance-based awards) would help to maintain a long term focus on retention.
Refer to the table "Grants of Plan-Based Awards For Fiscal Year 2018" for further information regarding the annual equity incentive awards.
Health, Welfare, and Other Benefits
Our executive officers, including the Named Executive Officers, are eligible to participate in our employee benefit plans, which are generally provided for all full-time employees, including a tax-qualified Section 401(k) savings plan. In calendar year 2017, we matched contributions made to the Section 401(k) plan by our employees, including our executive officers, in amounts up to 4% of the employee’s compensation (capped at $11,000 for employees making more than $275,000 per year in eligible earnings).
In addition, consistent with market practices and our retention goals, we provide other benefits to our Named Executive Officers, on the same basis as all of our full-time employees in the country in which they are resident. These benefits include group health insurance (medical, dental, and vision), group disability insurance, and group life insurance.
Perquisites and Other Personal Benefits
Currently, we do not provide any perquisites or other personal benefits to our Named Executive Officers. In the future, we may provide perquisites or other personal benefits in limited circumstances, such as where we believe it is appropriate to assist an individual executive officer in the performance of his or her duties, to make our executive officers more efficient and effective, and for recruitment, motivation or retention purposes. We do not expect that these perquisites or other personal benefits will be a significant aspect of our executive compensation program. All future practices with respect to perquisites or other personal benefits will be approved and subject to periodic review by the Compensation Committee.
Employment Agreements
Generally, we rely on "at-will" employment offer letters and do not have written employment agreements with a specified term of employment. However, we did enter into an "at-will" employment agreement with our current Chief Executive Officer, Mr. Dougherty, after he was hired, reflecting the specific terms of his "new hire" compensation package and the significance of his service as our Chief Executive Officer.

Post-Employment Severance Payments and Benefits
Each of the Named Executive Officers other than Mr. Dougherty has entered into an Executive Severance and Retention Agreement (which we refer to as the "Retention Agreements"). These Retention Agreements provide, under certain circumstances, for payments and benefits upon an involuntary termination of employment, including following a change in control of the Company. In the case of Mr. Dougherty, his employment agreement provides for certain payments and benefits in similar circumstances (other than in connection with his death) as well as involuntary terminations of employment occurring in the absence of a change in control of the Company.
The payments and benefits payable under these arrangements in the event of a change in control of the Company are subject to a “double trigger,” meaning that both a change in control of the Company and a subsequent involuntary termination of employment are required. In other words, the change in control of the Company does not by itself trigger any payments or benefits. Instead, payments and benefits are paid only if the employment of the Named Executive Officer is subsequently terminated without “cause” (or the Named Executive Officer resigns for “good reason”) during a specified period following the change in control. We believe that a “double trigger” arrangement maximizes stockholder value because it prevents an unintended windfall to our Named Executive Officers in the event of a change in control of the Company, while still providing them appropriate incentives to cooperate in negotiating a transaction involving a potential change in control of the Company in which they believe they may lose their jobs.
We believe these arrangements help us compete for and retain executive talent. After reviewing the practices of companies represented in the compensation peer group, we believe that our severance and change of control payments and benefits are generally comparable with severance packages offered to executive officers by the companies in the compensation peer group.
Other Compensation Policies
Equity Award Grant Policy
Our equity award grant policy provides that, in the case of newly-hired or newly-promoted executive officers, options to purchase shares of our common stock and restricted stock and restricted stock unit awards for shares of our common stock will be approved by the Compensation Committee at a regularly-scheduled quarterly meeting of the Board (or at a special meeting called between regularly-scheduled meetings of the Board). The grant date of equity awards for newly-hired executive officers approved by the Compensation Committee is (i) the 10th day of the month in which such approval occurs (if such approval occurs on or prior to the 8th day of such month), (ii) the 10th day of the following month (if such approval occurs after such 8th day) or (iii) such other date as the Compensation Committee determines, after giving due consideration to the purposes of this policy (or the next succeeding trading day on NASDAQ if such 10th day or other date so determined is not a trading day). However, if the award is an option to purchase shares of our common stock and the tentative grant date falls on a date on which the Company’s trading window is closed, the grant date of such option will be the date on which the trading window reopens.
In accordance with our equity award grant policy, all new-hire and promotion equity awards for non-executive officers will be approved by the Compensation Committee, or, if so delegated, the Chairman of the Compensation Committee. The grant date of such equity awards is (i) the 10th day of the month in which award approval occurs (if such approval occurs on or prior to the 8th day of such month), (ii) the 10th day of the following month (if such approval occurs after such 8th day) or (iii) such other date as the Compensation Committee (or, if authority has been delegated, the Chairman of the Compensation Committee) determines, after giving due consideration to the purposes of the policy (or the next succeeding trading day on NASDAQ if such 10th day or other date so determined is not a trading day).
All equity awards other than equity awards granted in connection with new hires or promotions will be approved by the Board, the Compensation Committee, or, if so delegated, the Chairman of the Compensation Committee. The grant date of such equity awards is (i) the 10th day of the month in which award approval occurs (if such approval occurs on or prior to the 8th day of such month), (ii) the 10th day of the following month (if such approval occurs after such 8th day) or (iii) such other date as the Compensation Committee (or, if authority has been delegated, the Chairman of the Compensation Committee) determines, after giving due consideration to the purposes of the policy (or the next succeeding trading day on NASDAQ if such 10th day or other date so determined is not a trading day). However, if the award is an option to purchase shares of our common stock and the tentative grant date falls on a date on which the Company’s trading window is closed, the grant date of such option will be the date on which the trading window reopens.
To the extent that the Compensation Committee grants options to purchase shares of our common stock, such options must have exercise prices at least equal to the fair market value (based on the closing market price) of our common stock on the date(s) of grant.
CEO and Director Stock Ownership Policy
In August 2016, we adopted a Director Stock Ownership Policy that applies to our non-employee directors and our Chief Executive Officer. Each of our non-employee directors must attain a stock ownership target of five times his or her annual cash board service retainer, and our Chief Executive Officer must attain a stock ownership target of three times his annual base salary. Compliance for any fiscal year is measured on the first day of such fiscal year. Only vested shares of our common stock directly owned by the individual (including joint ownership with a spouse or held in a permitted trust) and vested shares subject to a deferral election count toward the stock ownership target. Unexercised options to purchase shares of our common stock (even if vested) and unvested compensatory equity awards do not count toward the stock ownership target. Until his or her stock ownership target is achieved, each affected individual must retain 50% of his or her shares received on vesting or exercise of compensatory equity awards (determined after reduction for shares used to pay for taxes or the exercise price). As of the first day of fiscal year 2019, our Chief Executive Officer and each of our then current non-employee directors were in compliance with the Director Stock Ownership Policy.
Derivatives Trading, Hedging and Pledging Policy
The Board has adopted a policy regarding the trading of derivatives or the hedging of our equity securities by our employees, including our executive officers, and members of the Board. This policy provides that all employees, executive officers and members of the Board are prohibited from engaging in hedging transactions, including entering into any short sales, puts, calls or other derivative instruments based on Company securities, that allow the employee, executive officer or director to continue to own the covered securities, but without the full risks and rewards of ownership.
In addition to the foregoing, our employees, including our executive officers, and members of the Board are prohibited from holding Company securities in a margin account or otherwise pledging Company securities as collateral for a loan, except in limited circumstances approved by the Company’s General Counsel.
Compensation Recovery Policy
Currently, we have not implemented a policy regarding retroactive adjustments to any cash or equity-based incentive compensation paid to our executive officers and other employees where the payments were predicated upon the achievement of financial results that were subsequently the subject of a financial restatement. We intend to adopt a general compensation recovery (“clawback”) policy covering our incentive-based compensation arrangements once the SEC adopts final rules implementing the requirements of Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act.
Tax and Accounting Considerations
Deductibility of Executive Compensation
The Compensation Committee considers the deductibility of executive compensation as just one factor when determining the form, size and terms of the compensation elements paid or awarded to our executive officers. However, given our recent financial history, our applicable tax rates, and the loss of flexibility that arises when trying to comply with the requirements for full deductibility of executive compensation under Section 162(m) of the Code (under the so-called "performance-based compensation" exception), the Compensation Committee has not prioritized deductibility over the other goals of our executive compensation program. Instead, the Compensation Committee reserves the discretion, in its judgment, to authorize compensation payments that do not comply with an exemption from the deduction limit when it believes that such payments are in the best interests of the Company. In addition, the "performance-based compensation" exception to the deductibility limit of Code Section 162(m) has now generally been repealed, effective for taxable years beginning after December 31, 2017, unless transition relief for certain compensation arrangements in place as of November 2, 2017 is available.
Taxation of “Parachute” Payments
Sections 280G and 4999 of the Code provide that executive officers and directors who hold significant equity interests and certain other service providers may be subject to significant additional taxes if they receive payments or benefits in connection with a change in control of the Company that exceeds certain prescribed limits, and that the Company (or a successor) may forfeit a deduction on the amounts subject to this additional tax. We are not obligated to provide any Named Executive Officer with a “gross-up” or other reimbursement payment for any tax liability that he may owe as a result of the application of Sections 280G or 4999 in the event of a change in control of the Company. While the Compensation Committee considers deductibility of compensation as one of many factors when determining the form, size and terms of executive compensation elements, the Compensation Committee retains the discretion, in its judgment, to authorize compensation payments that may not be fully deductible under Section 280G of the Code when it believes that such payments are in the best interests of the Company.
Accounting for Stock-Based Compensation
The Compensation Committee considers the accounting impact of equity awards when designing compensation plans and arrangements for our executive officers and other employees. Chief among these is Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”), the standard which governs the accounting treatment of stock-based compensation awards. However, accounting cost is just one factor considered when designing such compensation plans and arrangements for our executive officers and other employees.

COMPENSATION-RELATED RISKS
In April 2018, the Compensation Committee reviewed our compensation policies and practices applicable to all employees and determined that our compensation programs do not encourage excessive or inappropriate risk-taking. The Compensation Committee believes that the design and mix of our compensation programs appropriately encourage our executive officers and other employees to focus on the creation of long-term stockholder value. In its review, the Compensation Committee noted the following features:

•
payout levels under our annual cash incentive and sales incentive plans are capped and payout opportunities may be achieved on a straight-line interpolation basis between threshold and target levels, and between the target and stretch levels;

•	non-GAAP adjustments are made to align achievement of the applicable performance measures with our business strategy;

•	all non-GAAP adjustments are subject to Audit Committee review and approval to ensure that actual payout levels appropriately reflect company and business unit performance; and

•
long-term performance-based incentive compensation constitutes a significant portion of our executive officers’ target total direct compensation opportunity, thereby focusing such individuals on enhancing long-term stockholder value.

COMPENSATION TABLES
Summary Compensation Table
The following table sets forth certain information concerning the compensation for fiscal years 2018, 2017 and 2016 for our principal executive officer (Mr. Dougherty), our principal financial officer (Mr. Mangan), our three other most highly-compensated executive officers (Mr. LeMaitre, Mr. Teichmann and Mr. Cocchi) who served in that capacity at the end of fiscal year 2018. We refer to these officers collectively as our Named Executive Officers.
Fiscal Year 2018 Summary Compensation Table

	Year (1)	Salary ($)	Bonus ($)		Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Greg Dougherty	2018	$600,000	$—		$3,848,000	$—	$390,000	$18,430	(6)	$4,856,430
Chief Executive Officer and	2017	$600,000	$—		$2,332,500	$—	$888,000	$9,277	(5)	$3,829,777
Director	2016	$550,000	$—		$1,359,260	$—	$975,000	$10,600	(5)	$2,894,860
Pete Mangan	2018	$350,000	$—		$1,872,000	$—	$136,500	$10,542	(5)	$2,369,042
Chief Financial Officer	2017	$341,823	$—		$1,119,600	$—	$258,300	$10,600	(5)	$1,730,323
	2016	$325,000	$—		$522,480	$—	$288,750	$10,600	(5)	$1,146,830
Yves LeMaitre	2018	$350,000	$—		$1,664,000	$—	$136,500	$10,800	(5)	$2,161,300
Chief Strategy Officer	2017	$350,000	$—		$1,119,600	$—	$258,300	$10,600	(5)	$1,738,500
	2016	$325,000	$—		$522,480	$—	$288,750	$6,346	(5)	$1,142,576
David Teichmann	2018	$330,000	$60,000	(4)	$1,248,000	$—	$128,700	$10,800	(5)	$1,777,500
Executive Vice President,	2017	$330,000	$—		$870,800	$—	$243,540	$10,600	(5)	$1,454,940
General Counsel and Corporate Secretary	2016	$311,539	$—		$516,315	$—	$261,000	$10,600	(5)	$1,099,454
Craig Cocchi	2018	$350,000	$—		$998,400	$—	$136,500	$14,808	(5)	$1,499,708
Chief Operating Officer (3)	2017	$74,038	$—		$1,162,200	$—	$—	$2,154	(5)	$1,238,392

(1)	The years in this column refer to the fiscal years ended June 30, 2018, July 1, 2017 and July 2, 2016.

(2)
The amounts reported in these columns reflect the grant date fair value, computed in accordance with ASC 718, of time-based and performance-based stock awards granted during each fiscal year. There can be no assurance that the ASC 718 amounts will ever be realized. The assumptions we used to calculate these amounts are included in Note 9 to our audited consolidated financial statements included elsewhere in this Annual Report. With respect to the performance-based stock awards granted in fiscal year 2018, the amounts above reflect the probable payout percentage for the awards, which is based on the highest level of performance that can be achieved, calculated in accordance with ASC 718. For more information about these awards, see the discussion above under “Compensation Discussion and Analysis.”

(3)	Mr. Cocchi was appointed our Chief Operating Officer effective April 10, 2017.

(4)	On March 11, 2018, the Compensation Committee approved a one-time cash bonus of $60,000 for Mr. Teichmann in recognition of his efforts to further Oclaro’s strategic projects.

(5)	The amount reported in this column includes Section 401(k) plan matching contributions by the Company to our Named Executive Officers’ for fiscal years 2018, 2017 and 2016.

(6)
The amount reported in this column includes $10,800 of Section 401(k) plan matching contributions by the Company and a stipend related to a sales recognition meeting attended by Mr. Dougherty during fiscal year 2018.

Fiscal Year 2018 Grants of Plan-Based Awards Table
The following table sets forth information regarding each grant of an award made to our Named Executive Officers during fiscal year 2018 under any plan, contract, authorization or arrangement pursuant to which cash, securities, similar instruments or other property may be received.
Grants of Plan-Based Awards for Fiscal Year 2018

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards ($)			Estimated Possible Payouts Under Equity Incentive Plan Awards in Shares of Stock			All Other Stock Awards: Number of Shares of Stock or Units	Grant Date Fair Value of Stock Awards ($)(2)
Name	Grant Date	Threshold	Target	Maximum	Threshold (1)	Target (1)	Maximum (1)
Greg Dougherty	7/2/2017 (3)	$150,000	$300,000	$600,000	—	—	—	—	$—
	12/31/2017 (4)	$150,000	$300,000	$600,000	—	—	—	—	$—
	8/10/2017	$—	$—	$—	—	277,500	—	—	$2,308,800
	8/10/2017	$—	$—	$—	—	—	—	185,000	$1,539,200
Pete Mangan	7/2/2017 (3)	$52,500	$105,000	$157,500	—	—	—	—	$—
	12/31/2017 (4)	$52,500	$105,000	$157,500	—	—	—	—	$—
	8/10/2017	$—	$—	$—	—	135,000	—	—	$1,123,200
	8/10/2017	$—	$—	$—	—	—	—	90,000	$748,800
Yves LeMaitre	7/2/2017 (3)	$52,500	$105,000	$157,500	—	—	—	—	$—
	12/31/2017 (4)	$52,500	$105,000	$157,500	—	—	—	—	$—
	8/10/2017	$—	$—	$—	—	120,000	—	—	$998,400
	8/10/2017	$—	$—	$—	—	—	—	80,000	$665,600
David Teichmann	7/2/2017 (3)	$49,500	$99,000	$148,500	—	—	—	—	$—
	12/31/2017 (4)	$49,500	$99,000	$148,500	—	—	—	—	$—
	8/10/2017	$—	$—	$—	—	90,000	—	—	$748,800
	8/10/2017	$—	$—	$—	—	—	—	60,000	$499,200
Craig Cocchi	7/2/2017 (3)	$52,500	$105,000	$157,500	—	—	—	—	$—
	12/31/2017 (4)	$52,500	$105,000	$157,500	—	—	—	—	$—
	8/10/2017	$—			—	120,000	—	—	$998,400

(1)
On August 10, 2017, each of Messrs. Dougherty, Mangan, LeMaitre, Teichmann and Cocchi received a performance-based restricted stock unit award ("PSU"). One-third of the PSUs will vest subject to the achievement of $700.0 million of revenue over any four consecutive quarters through the end of fiscal year 2020, subject to service conditions; one-third of the PSUs will vest upon the achievement of $100.0 million of free cash flow (defined as adjusted EBITDA less capital expenditures)

over any four consecutive quarters through the end of fiscal year 2020, subject to service conditions; and one-third of the PSUs will vest upon the achievement of $800.0 million of revenue in any one fiscal year from 2018 through 2020 and upon achievement of $100.0 million of free cash flow over any four consecutive quarters through the end of fiscal year 2020, subject to service conditions. Upon attaining each performance condition, the service-based vesting condition is satisfied for that tranche as to 1/3 of the PSUs on the first anniversary of the vesting commencement date, and with respect to 1/12 of the underlying shares each subsequent quarter, such that all PSUs for that tranche are fully vested on the third anniversary of the vesting commencement date.

(2)
The amounts reported in this column reflect the grant date fair value of the stock awards computed in accordance with ASC 718. With respect to the performance-based stock awards granted in fiscal year 2018, the amounts above reflect the probable payout percentage for the awards, which is based on the highest level of performance that can be achieved, calculated in accordance with ASC 718. The assumptions we used to calculate these amounts are included in Note 9 to our audited consolidated financial statements included elsewhere in this Annual Report.

(3)
For the first half of fiscal year 2018, the annual cash incentive plan was based on achieving a non-GAAP operating income target for the six months ended December 30, 2017. Performance had to at least meet the threshold level for any amounts to be paid under this plan. For more information, see the discussion above under “Compensation Discussion and Analysis.”

(4)
For the second half of fiscal year 2018, the annual cash incentive plan was based on achieving a non-GAAP operating income target for the six months ended June 30, 2018. Performance had to at least meet the threshold level for any amounts to be paid under this plan. For more information, see the discussion above under “Compensation Discussion and Analysis.”

Narrative Disclosure to Fiscal Year 2018 Summary Compensation Table and Fiscal Year 2018 Grants of Plan Based Awards Table
A discussion of 2018 base salaries, bonuses, incentive plans, awards and employment agreements is set forth in “Compensation Discussion and Analysis,” including a discussion of the material terms and conditions of the fiscal year 2018 equity awards.

Fiscal Year 2018 Outstanding Equity Awards at Fiscal Year-End Table
The following table sets forth information concerning stock options that have not been exercised and unvested restricted stock awards and performance-based stock awards held by each of our Named Executive Officers as of June 30, 2018.

		Option Awards				Stock Awards
Name	Option/Award Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Greg	11/13/2008	1,447	—	$1.50	11/12/2018	—		—	—	—
Dougherty	5/13/2009	3,334	—	$3.10	5/13/2019	—		—	—	—
	10/21/2009	8,000	—	$5.80	10/21/2019	—		—	—	—
	10/27/2010	3,898	—	$13.68	10/27/2020	—		—	—	—
	10/26/2011	14,881	—	$3.54	10/26/2021	—		—	—	—
	8/10/2015	—	—	—	—	14,569	(2)	$130,101	—	—
	8/10/2015	—	—	—	—	18,731	(3)	$167,268	—	—
	8/10/2016	—	—	—	—	105,469	(4)	$941,838	—	—
	8/10/2016	—	—	—	—	105,469	(5)	$941,838	—	—
	8/10/2017	—	—	—	—	185,000	(6)	$1,652,050	—	—
	8/10/2017	—	—	—	—	277,500	(7)	$2,478,075	—	—
Pete	1/14/2014	15,000	—	$2.55	1/14/2024	—		$—	—	—
Mangan	8/10/2015	—	—	—	—	7,493	(2)	$66,912	—	—
	8/10/2015	—	—	—	—	7,493	(3)	$66,912	—	—
	8/10/2016	—	—	—	—	50,625	(4)	$452,081	—	—
	8/10/2016	—	—	—	—	50,625	(5)	$452,081	—	—
	8/10/2017	—	—	—	—	90,000	(6)	$803,700	—	—
	8/10/2017	—	—	—	—	135,000	(7)	$1,205,550	—	—
Yves	8/15/2008	6,000	—	$8.90	8/15/2018	—		$—	—	—
LeMaitre	8/16/2010	13,947	—	$10.43	8/16/2020	—		$—	—	—
	8/16/2010	3,253	—	$10.43	8/16/2020	—		$—	—	—
	8/10/2015	—	—	—	—	7,493	(2)	$66,912	—	—
	8/10/2015	—	—	—	—	7,493	(3)	$66,912	—	—
	8/10/2016	—	—	—	—	50,625	(4)	$452,081	—	—
	8/10/2016	—	—	—	—	50,625	(5)	$452,081	—	—
	8/10/2017	—	—	—	—	80,000	(6)	$714,400	—	—
	8/10/2017	—	—	—	—	120,000	(7)	$1,071,600	—	—
David	2/10/2014	60,000	—	$2.53	2/10/2024	—		$—	—	—
Teichmann	5/12/2014	25,000	—	$1.78	5/12/2024	—		$—	—	—
	8/10/2015	—	—	—	—	7,493	(2)	$66,912	—	—
	8/10/2015	—	—	—	—	7,493	(3)	$66,912	—	—
	8/10/2016	—	—	—	—	39,375	(4)	$351,619	—	—
	8/10/2016	—	—	—	—	39,375	(5)	$351,619	—	—
	8/10/2017	—	—	—	—	60,000	(6)	$535,800	—	—
	8/10/2017	—	—	—	—	90,000	(7)	$803,700	—	—
Craig	5/10/2017	—	—	—	—	97,500	(8)	$870,675	—	—
Cocchi	8/10/2017	—	—	—	—	120,000	(7)	$1,071,600	—	—

(1)	Calculated by multiplying the number of unvested shares of our common stock by $8.93, the closing market price per share of our common stock on the NASDAQ Global Select Market on June 29, 2018.

(2)
These restricted stock unit awards will vest as to 33.33% of the number of shares subject to each award on August 10, 2016; and 8.33% of the number of shares subject to each such award shall vest on the November 10th, February 10th, May 10th, and August 10th following August 10, 2016 over the following two years.

(3)
On August 10, 2015, each of Messrs. Dougherty, Mangan, LeMaitre and Teichmann received a performance-based restricted stock unit award. These performance-based restricted stock unit awards will be earned at a 100% target level, based upon the achievement of positive free cash flow (defined as EBITDA less capital expenditures) in any fiscal quarter ending prior to June 30, 2018. Vesting of these PSUs is contingent upon service conditions being met through August 10, 2018. The Compensation Committee certified that this performance condition was achieved during the quarter ended September 26, 2015. As a result, these PSUs vest as to 33.33% of the number of shares subject to each award on August 10, 2016; and 8.33% of the number of shares subject to each such award shall vest on the November 10th, February 10th, May 10th, and August 10th following August 10, 2016 over the following two years.

(4)
These restricted stock unit awards will vest as to 25% of the number of shares subject to each award on August 10, 2017; and 6.25% of the number of shares subject to each such award shall vest on the November 10th, February 10th, May 10th, and August 10th following August 10, 2017 over the following three years.

(5)
On August 10, 2016, each of Messrs. Dougherty, Mangan, LeMaitre and Teichmann received a performance-based restricted stock unit award. These performance-based restricted stock unit awards will be earned at a 100% target level, based on the achievement of $25 million of positive free cash flow (defined as Adjusted EBITDA less capital expenditure) over any consecutive four fiscal quarter period ending prior to June 27, 2020. On July 25, 2017, the Compensation Committee certified that this performance condition was achieved during the quarter ended July 1, 2017. As a result, these performance-based restricted stock unit awards cliff vest with respect to 25 percent of the underlying shares on August 10, 2017, and with respect to 6.25 percent of the underlying shares each subsequent quarter over the following three years, subject to continuous service.

(6)
These restricted stock unit awards will vest as to 25% of the number of shares subject to each award on August 10, 2018; and 6.25% of the number of shares subject to each such award shall vest on the November 10th, February 10th, May 10th, and August 10th following August 10, 2018 over the following three years.

(7)
On August 10, 2017, each of Messrs. Dougherty, Mangan, LeMaitre, Teichmann and Cocchi received a performance-based restricted stock unit award. These performance-based restricted stock unit awards will be earned based as to one-third of the performance-based restricted stock unit awards upon the achievement of $700.0 million of revenue over any four consecutive quarters through the end of fiscal year 2020, subject to service conditions; one-third of the performance-based restricted stock unit awards upon the achievement of $100.0 million of free cash flow (defined as adjusted EBITDA less capital expenditures) over any four consecutive quarters through the end of fiscal year 2020, subject to service conditions; and one-third of the performance-based restricted stock unit awards upon the achievement of $800.0 million of revenue in any one fiscal year from 2018 through 2020 and upon achievement of $100.0 million of free cash flow over any four consecutive quarters through the end of fiscal year 2020, subject to service conditions. Upon attaining each performance condition, the service-based vesting condition is satisfied for that tranche as to 1/3 of the performance-based restricted stock unit awards on the first anniversary of the vesting commencement date, and with respect to 1/12 of the underlying shares each subsequent quarter, such that all performance-based restricted stock unit awards for that tranche are fully vested on the third anniversary of the vesting commencement date. The performance conditions associated with these PSUs will be considered achieved upon the consummation of the merger with Lumentum.

(8)
The restricted stock unit awards vested as to 25% of the number of shares subject to the award on May 10, 2018; and 6.25% of the number of shares subject to each such award shall vest on the August 10th, November 10th, February 10th, and May 10th following May 10, 2018 over the following three years.

Fiscal Year 2018 Option Exercises and Stock Vested Table
The following table sets forth information regarding options exercised and the vesting of restricted stock awards held by our Named Executive Officers during the fiscal year ended June 30, 2018.

Fiscal Year 2018 Option Exercises and Restricted Stock Awards Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Greg Dougherty	—	$—	307,679	$2,347,126
Pete Mangan	—	$—	157,398	$1,195,275
Yves LeMaitre	4,875	$8,288	151,981	$1,154,798
David Teichmann	—	$—	143,794	$1,085,210
Craig Cocchi	—	$—	32,500	$278,850
______________

(1)	The amounts reported in this column represent the number of shares of our common stock acquired with respect to full value awards that vested in fiscal year 2018.

(2)
The amounts reported in this column represent the number of shares of our common stock that vested during fiscal year 2018 multiplied by the closing market price of our common stock as quoted on the NASDAQ Global Select Market on each corresponding vesting date.

Potential Payments Upon Termination or Change in Control
Employment, Change in Control and Severance Arrangements
Our employment agreement with Mr. Dougherty provides that if we terminate his employment without “cause” or if he resigns his employment with “good reason” (a “Qualifying Termination”), then he will be eligible to receive the following payments and benefits:

•	A cash payment equal to the sum of twice his annual base salary and twice his target annual cash incentive award opportunity;

•	Accelerated vesting of all outstanding and unvested restricted stock and/or restricted stock unit awards which vest based solely on his continued employment; and

•	A monthly payment in the amount of $6,000 for 24 months in lieu of continuing other benefits, such as health and welfare benefits.
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
Other Named Executive Officers.
Each of our Named Executive Officers (other than Mr. Dougherty) is party to a Retention Agreement. The Retention Agreement provides that if an executive officer dies or his employment with the Company is terminated without “cause” (and not due to Disability, as defined in the Retention Agreement) prior to a “change in control” of the Company, the executive officer will be eligible to receive the following payments and benefits, in addition to accrued benefits:

•
an amount (the "Pro Rata" Bonus) equal to the product of (i) the average of the executive’s bonuses earned during the last three full fiscal years (or such lesser number of years in which the executive earned a bonus), divided by 2, and (ii) a fraction, the numerator of which is the number of days before the “separation from service” (as defined under Treasury Regulations Section 1.409A-1(h)) in the current bonus period applicable to the current bonus, and the denominator of which is the total number of days in the current bonus period applicable to the current bonus; and

•
an amount equal to the result obtained by multiplying the executive’s "reference salary" by a fraction, the numerator of which is eight months plus one additional month of base salary for each whole year of the executive's employment by us (up to a maximum of 18 months) and the denominator of which is 12.

However, instead of receiving the payments and benefits set forth in the preceding paragraph, if the employment of an executive officer is terminated without “cause” (and not due to Disability), upon his or her death, or the executive officer leaves for “good reason” within 12 months following, or 30 days before, a “change in control” of the Company, and only if such termination constitutes a separation from service, the executive officer will be eligible to receive the following payments and benefits, in addition to accrued benefits:

•	an amount equal to 1.5 times the executive’s "reference salary" then in effect;

•	an amount equal to the average of the executive’s bonuses earned during the last 3 full fiscal years (or such lesser number of years in which the executive earned a bonus); and

•	a taxable lump-sum cash payment of $72,000 which the executive may, but is not required to, use to continue his or her existing group health coverage (medical, dental, and vision) then in effect.
In addition to the above payments and benefits, following a “change in control” of the Company, the executive officer will also receive full acceleration of his outstanding equity awards and will have until the earliest of (i) the first anniversary of the separation from service, (ii) the expiration of the original term of the option or (iii) on the first date on which a change in control occurs if options are not assumed or replaced by the successor entity, in order to exercise any outstanding stock option accelerated in accordance with such provisions.
If the employment of an executive officer is terminated by reason of his or her Disability, the executive officer will be eligible to receive an amount equal to the Pro Rata Bonus (defined above), in addition to accrued benefits. If the Disability termination had occurred on June 30, 2018, the executive officers would have received a Pro Rata Bonus in the amounts set forth below in the Table Regarding Amounts Payable, under the column entitled "Non-Equity Incentive Plan Compensation" for a Type I event, as well as the unpaid accrued vacation time set forth under the column entitled "Benefits" for a Type I event.
To receive any payments or benefits under the Retention Agreements, the executive officer must sign, and allow to become effective not later than the 55th day after the executive officer's separation from service, a separation agreement and release in a form reasonably acceptable to the Company that contains, among other standard provisions, the form of release of claims in substantially the form attached to the Retention Agreement. In addition, the executive officer must also continue to comply with his or her continuing obligations to the Company under applicable law and his or her confidential information and inventions assignment agreement. Payments will be made in a single lump sum on or before the 55th day after the executive officer's separation from service.

Table Regarding Amounts Payable.
The following table shows the payments and benefits potentially payable to each of our Named Executive Officers upon death, if his employment were terminated, if he resigned for good reason, or if a change of control of the Company occurred. These amounts are calculated assuming that the death, employment termination, resignation for good reason or change of control took place on June 29, 2018. The closing market price per share of our common stock on the NASDAQ Global Select Market on June 29, 2018 (the final business day of our fiscal year 2018) was $8.93.

	Base Salary ($)(1)		Non-Equity Incentive Plan Compensation ($)		Accelerated Vesting of Options	Accelerated Vesting of Restricted Stock Units (2)	Benefits ($)		Total ($)
Greg Dougherty
Type I event (3)	$1,200,000	(5)	$1,200,000	(6)	—	$6,311,170	$213,231	(7)	$8,924,401
Type II event (4)	$1,200,000	(5)	$1,200,000	(6)	—	$6,311,170	$213,231	(7)	$8,924,401

Pete Mangan
Type I event (3)	$408,333		$113,925		—	$—	$13,601	(8)	$535,859
Type II event (4)	$525,000		$227,850		—	$3,047,237	$85,601	(9)	$3,885,688

Yves LeMaitre
Type I event (3)	$525,000		$113,925		—	$—	$40,385	(8)	$679,310
Type II event (4)	$525,000		$227,850		—	$2,823,987	$112,385	(9)	$3,689,222

David Teichmann
Type I event (3)	$330,000		$105,540		—	$—	$34,166	(8)	$469,706
Type II event (4)	$495,000		$211,080		—	$2,176,562	$106,166	(9)	$2,988,808

Craig Cocchi
Type I event (3)	$262,500		$68,250		—	$—	$15,264	(8)	$346,014
Type II event (4)	$525,000		$136,500		—	$1,942,275	$87,264	(9)	$2,691,039

(1)
Amounts shown are based on each Named Executive Officer's "reference salary." As of June 30, 2018, the "reference salary" for each Named Executive Officer was as follows: Greg Dougherty, $600,000; Pete Mangan, $350,000; Yves LeMaitre, $350,000; David Teichmann, $330,000; Craig Cocchi, $350,000. Except as otherwise noted, upon a Type I event, each Named Executive Officer will receive an amount equal to the result obtained by multiplying his "reference salary" by a fraction, the numerator of which is eight months plus one additional month of base salary for each whole year of the Named Executive Officer’s employment by us (up to a maximum of 18 months) and the denominator of which is 12. Except as otherwise noted, upon a Type II event, each Named Executive Officer will receive an amount equal to 1.5 times such officer’s “reference salary.”

(2)
Amounts shown represent the intrinsic value of all unvested restricted stock unit awards which would be accelerated upon the occurrence of the termination event, calculated based on the number of restricted stock unit awards subject to acceleration multiplied by the closing market price of our common stock of $8.93 on June 29, 2018, as quoted on the NASDAQ Global Select Market. Each of our Named Executive Officers’ equity awards are subject to "double-trigger" acceleration. As a result, the Named Executive Officers would not be entitled to receive the amounts listed in this column in the event of a change of control absent a corresponding termination of employment.

(3)
For Mr. Dougherty, a “Type I event” means termination of employment without cause or resignation for good reason absent a change of control. For each of the other Named Executive Officers, a “Type I event” means death or termination of employment without cause absent a change of control.

(4)
For Mr. Dougherty, a “Type II event” means termination of employment without cause or resignation for good reason in connection with a change of control. For each of the other Named Executive Officers, a “Type II event” means death, termination of employment without cause or resignation for good reason in connection with a change of control.

(5)	Represents two times Mr. Dougherty’s annual salary.

(6)	Represents twice the annual target cash incentive award opportunity for Mr. Dougherty.

(7)
Represents $69,231 of earned but unpaid vacation as of June 30, 2018 and $144,000 in lieu of employee medical insurance coverage and employee group life insurance coverage for a period of 24 months following termination of employment.

(8)	Consists of earned but unpaid vacation as of June 30, 2018.

(9)	Consists of earned but unpaid vacation as of June 30, 2018 and a taxable lump-sum cash payment equal to $72,000.

Director Compensation
The Board believes that providing competitive compensation is necessary to attract and retain qualified non-employee directors. However, the Board is also mindful of our compensation budget and cash constraints, and the Board and the Nominating and Corporate Governance Committee work with the Compensation Committee's compensation consultant, Compensia, to ensure that cash and equity compensation are reasonable and consistent and competitive with market practices. The following table shows the Board and Board committee annual cash retainers (which are paid pro-rata on a quarterly basis) for fiscal year 2018.

Board of Director/Committee Position	Fiscal Year 2018 Annual Retainer

Board Chairman	$90,000
Board Member (non-Chairman)	$50,000
Audit Committee Member (non-Chairman)	$10,000
Audit Committee Chairman	$25,000
Compensation Committee Member (non-Chairman)	$7,500
Compensation Committee Chairman	$16,000
Nominating and Corporate Governance Committee Member (non-Chairman)	$5,000
Nominating and Corporate Governance Committee Chairman	$10,000
No additional compensation was paid to any director based on the number of meetings attended in fiscal year 2018. We reimbursed our non-employee directors for reasonable out-of-pocket expenses incurred in attending Board and Board committee meetings.
Starting in fiscal year 2018, each non-employee director receives, on the date of our annual stockholders meeting, an annual grant of restricted stock with the number of shares equal to the lesser of (i) 50,000 shares or (ii) $135,000 divided by the average closing price of the Company’s common stock for the 30 days ending on the date of the annual stockholders meeting, with such shares vesting on the first anniversary of the grant date.  In addition, newly-appointed non-employee directors receive an initial restricted stock grant with a value of $200,000 on their start date, with 1/3 of the shares vesting on the first anniversary of the grant date and 1/12 of the shares vesting quarterly for the next two years of service thereafter.

Fiscal Year 2018 Director Compensation Table
The following table sets forth information concerning the compensation of our non-employee directors for fiscal year 2018:

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Option Awards($)	All Other Compensation($)	Total ($)
Edward B. Collins	$65,000	$123,454	$—	$—	$188,454
Kendall Cowan	$82,500	$123,454	$—	$—	$205,954
Denise Haylor (1)	$—	$—	$—	$—	$—
Marissa Peterson	$90,000	$123,454	$—	$—	$213,454
Ian Small	$51,042	$323,447	$—	$—	$374,489
Joel A. Smith III	$70,000	$123,454	$—	$—	$193,454
William L. Smith	$62,500	$123,454	$—	$—	$185,954

(1)
The compensation information for Mr. Dougherty is set forth above under “Compensation Discussion and Analysis” and the corresponding compensation tables, footnotes and accompanying narratives. Effective April 2017, Ms. Haylor no longer received any compensation from us due to the internal policies of her current employer, The Boston Consulting Group.

(2)
The amounts reported in this column reflect the grant date fair value, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation - Stock Compensation ("ASC 718"), of the restricted stock awards granted during the fiscal year ended June 30, 2018. There can be no assurance that the ASC 718 amounts will ever be realized. The assumptions we used to calculate these amounts are included in Note 9 to our audited consolidated financial statements included in this Annual Report. All the restricted stock awards listed were granted on November 17, 2017, with the exception of a grant of 23,391 restricted stock awards, valued at $199,993 granted to Mr. Small upon joining our Board of Directors on September 1, 2017.

The following table sets forth the number of shares of our common stock subject to outstanding stock awards and option awards held by each of our non-employee directors as of the end of fiscal year 2018.

Name	Stock Awards (A)	Stock Option Awards (B)
Edward B. Collins	18,762	34,779
Kendall Cowan	18,762	—
Denise Haylor	11,122	—
Marissa Peterson	18,762	17,046
Ian Small	42,153	—
Joel A. Smith III	18,762	31,560
William L. Smith	18,762	—

(A) Stock awards consist of unvested shares of our common stock subject to such awards.
(B) Option awards include vested (but unexercised) shares of our common stock subject to such awards.

CEO Pay Ratio Disclosure
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the median annual total compensation of our employees other than our Chief Executive Officer, Greg Dougherty (our “CEO”), and the annual total compensation of our CEO:
For fiscal year 2018:

▪	the median of the annual total compensation of all our employees (excluding our CEO) was $36,878;

▪	the annual total compensation of our CEO was $4,856,430; and

▪	the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all our employees (excluding our CEO) was 132 to 1.
This ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K using the data, methodologies, exclusions, and assumptions summarized below. The methodologies, exclusions, and assumptions we used are specific to our company and our employee population. Because SEC rules allow companies to adopt a variety of methodologies, apply certain exclusions, and make reasonable estimates and assumptions that reflect their employee population and compensation practices, the pay ratio reported by other companies may not be comparable to our pay ratio, as other companies have different employee populations and compensation practices and may have used different methodologies, exclusions, estimates, and assumptions in calculating their pay ratios.
We identified the employee with compensation at the median of the annual total compensation of all our employees using the following methodology:

1.	We selected June 30, 2018, which was the last day of our last completed fiscal year, as the date on which to identify our median employee.

2.
In determining our employee population, we considered the individuals, excluding our CEO, who were employed by us and our consolidated subsidiaries on June 30, 2018, whether employed on a full-time, part-time, seasonal or temporary basis. We did not include any independent contractors or “leased” workers in our employee population.

3.
As of June 30, 2018, we had 1,701 employees, with 95 employees located in the United States and 1,606 employees located outside the United States. SEC rules permit companies to exclude non-U.S. employees from the median employee calculation if such non-U.S. employees account for 5% or less of the company’s total number of employees. Applying this “de minimis” exemption, we excluded all of our non-U.S. employees in Canada (four employees), Germany (two employees), Hong Kong (one employee), Malaysia (25 employees), and Thailand (nine employees). After applying the de minimis exemption, 95 employees in the United States and 1,565 employees outside the United States were considered in identifying our median employee.

4.
To identify our median employee, we chose to use a consistently-applied compensation measure, which we selected as fiscal year 2018 total cash compensation, consisting of base salary as of June 30, 2018 compiled from our Human Resource records and actual bonuses for fiscal year 2018. We selected total cash compensation as an appropriate compensation measure as this information was readily available in each country in which we had employees and we do not grant equity awards to all employees.

5.	For employees paid in foreign currencies, we converted their compensation to U.S. dollars using the applicable exchange rates in effect on May 14, 2018. We did not make any cost-of-living adjustment.
Using this methodology, we identified the individual at the median of our employee population. We then calculated the annual total compensation for this individual using the same methodology we use to calculate the amount reported for our CEO in the “Total” column of the Fiscal Year 2018 Summary Compensation Table as set forth in this Annual Report on Form 10-K.
As disclosed in the Fiscal Year 2018 Summary Compensation Table, the annual total compensation for our CEO was $4,856,430.
Our pay ratio is not an element that our Compensation Committee considers in setting the compensation of our CEO, nor is our CEO’s compensation a material element that management considers in making decisions for non-officer employees.

Compensation Committee Interlocks and Insider Participation
During fiscal year 2018, Ms. Haylor, Mr. Cowan, Mr. I. Small and Mr. W. Smith served on our Compensation Committee. During fiscal year 2018, no executive officer of Oclaro served as a director or member of the Compensation Committee (or other committee serving an equivalent function) of any other entity, whose executive officers served on the Board or our Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table summarizes our equity compensation plans as of June 30, 2018:

	Number of Securities to be Issued Upon Exercise of Outstanding Options and Vesting of Restricted Stock Units	Weighted-average Exercise Price of Outstanding Options (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,651,338	$7.75	16,456,192
Equity compensations plans not approved by security holders	—	—	—
	7,651,338	$7.75	16,456,192
_______________

(1)
The weighted-average exercise price does not take into account shares issuable upon the vesting of outstanding time-based and performance-based restricted stock unit awards, which have no exercise price.

Beneficial Ownership
The following table shows the number of shares of our common stock beneficially owned as of July 1, 2018 by each entity or person who is known to us to own five percent or more of our common stock, each director, each executive officer listed in the Fiscal Year 2018 Summary Compensation Table below, and all directors and executive officers as a group.
Beneficial ownership is determined in accordance with the rules of the Commission. Except as indicated by footnote, to our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Shares of our common stock issuable pursuant to options to purchase or other rights to acquire shares of common stock that are exercisable within 60 days of July 1, 2018 are deemed to be beneficially owned by the person holding such options or rights for the purpose of computing ownership of such person, but are not treated as outstanding for the purpose of computing the ownership of any other person. Applicable percentage of beneficial ownership is based on 170,675,378 shares of our common stock outstanding as of July 1, 2018. The information contained in the following table is not necessarily indicative of beneficial ownership for any other purpose and the inclusion of any shares in the table does not constitute an admission of beneficial ownership of those shares.
The address of each of our executive officers and directors is c/o Oclaro, Inc., 225 Charcot Avenue, San Jose, California 95131.

Beneficial Owner	Number of Shares	Percentage of Total
5% Stockholders
BlackRock, Inc. (1) 55 East 52 Street New York, NY 10055	20,857,498	12.2%
Kopp Holding Company, LLC (2) 8400 Normandale Lake Boulevard, Suite 1450 Bloomington, MN 55437	9,718,293	5.7%
The Vanguard Group (3) 100 Vanguard Blvd. Malvern, PA 19355	9,373,992	5.5%
Magnetar Financial LLC (4) 1603 Orrington Avenue Evanston, Illinois 60201	8,615,308	5.0%
Named Executive Officers and Directors
Greg Dougherty (5)	902,577	*
Pete Mangan (6)	303,755	*
Marissa Peterson (7)	290,417	*
David Teichmann (8)	265,644	*
Edward Collins (9)	255,081	*
Joel A. Smith, III (10)	241,128	*
William L. Smith (11)	229,974	*
Kendall Cowan (12)	224,553	*
Yves LeMaitre (13)	149,972	*
Denise Haylor (14)	29,888	*
Craig Cocchi (15)	29,399	*
Ian Small	—	*
All executive officers and directors as a group (16 persons)	2,922,388	1.7%
*less than 1%

(1)
The following information is based on Amendment No. 1 to Schedule 13G filed with the Commission on January 23, 2018 by BlackRock, Inc. (BlackRock). BlackRock is the beneficial owner of and has sole dispositive power with respect to 20,857,498 shares of our common stock, and sole voting power with respect to 20,495,393 shares of our common stock.

(2)
The following information is based on Amendment No. 2 to Schedule 13G filed with the Commission on January 12, 2018 by Kopp Family Office, LLC (KFO), Kopp Holding Company, LLC (Holdco), which is the parent of KFO, and

LeRoy C. Kopp, who is the control person of Holdco. KFO is the beneficial owner of 9,718,293 shares of our common stock. KFO has shared voting power and shared dispositive power with respect to these shares of our common stock. HoldCo beneficially owns and has shared voting power with respect to 10,573,443 shares of our common stock and has shared dispositive power with respect to 7,566,953 shares of our common stock. Mr. Kopp beneficially owns 10,615,293 shares of our common stock, has shared voting power with respect to 10,573,443 shares of our common stock, has sole dispositive power with respect to 3,048,340 shares of our common stock and has shared dispositive power with respect to 7,566,953 shares of our common stock.

(3)
The following information is based on a Schedule 13G filed with the Commission on February 9, 2018 by The Vanguard Group. The Vanguard Group is the beneficial owner of 9,373,992 shares of our common stock, has sole dispositive power with respect to 9,070,394 shares of our common stock, and sole voting power with respect to 306,995 shares of our common stock and has shared voting power with respect to 10,200 of our common stock.

(4)
The following information is based on a Schedule 13D filed with the Commission on July 23, 2018 by Magnetar Financial LLC, Magnetar Capital Partners LP, Supernova Management LLC and Alec Litowitz (collectively, Magnetar Reporting Persons). As of July 22, 2018, each of the Magnetar Reporting Persons may have been deemed to share the power to vote and direct the disposition of 8,615,308 Shares, which consisted of (i) 578,349 Shares held for the benefit of Magnetar Capital Master Fund, (ii) 5,432,629 Shares held for the benefit of PRA Master Fund, (iii) 2,168,811 Shares held for the benefit of Constellation Fund; (iv) 388,698 Shares held for the benefit of MSW Master Fund; and (v) 46,821 Shares held for the benefit of Premia Master Fund.

(5)	Represents 798,479 shares beneficially owned by Mr. Dougherty and 104,098 shares issuable pursuant to options exercisable or restricted stock awards releasable within 60 days of July 1, 2018.

(6)	Represents 253,137 shares beneficially owned by Mr. Mangan and 50,618 shares issuable pursuant to options exercisable or restricted stock awards releasable within 60 days of July 1, 2018.

(7)	Represents 273,371 shares beneficially owned by Ms. Peterson and 17,046 shares issuable pursuant to options exercisable within 60 days of July 1, 2018.

(8)	Represents 153,776 shares beneficially owned by Mr. Teichmann and 111,868 shares issuable pursuant to options exercisable or restricted stock awards releasable within 60 days of July 1, 2018.

(9)
Represents 142,571 shares beneficially owned by Mr. Collins, 77,731 held in trust, 70,000 shares owned by his spouse and 34,779 shares issuable pursuant to options exercisable within 60 days of July 1, 2018.

(10)
Represents 209,482 shares beneficially owned by Mr. Smith individually, 86 shares beneficially owned by his spouse and 31,560 shares issuable pursuant to options exercisable within 60 days of July 1, 2018.

(11)	Represents 229,974 shares beneficially owned by Mr. Smith.

(12)	Represents 224,553 shares beneficially owned by Mr. Cowan.

(13)	Represents 99,654 shares beneficially owned by Mr. LeMaitre and 50,318 shares issuable pursuant to options exercisable or restricted stock awards releasable within 60 days of July 1, 2018.

(14)	Represents 27,663 shares beneficially owned by Ms. Haylor and 2,225 shares issuable pursuant to restricted stock awards releasable within 60 days of July 1, 2018.

(15)	Represents 21,274 shares beneficially owned by Mr. Cocchi and 8,125 shares issuable pursuant to restricted stock awards releasable within 60 days of July 1, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Related Person Transactions
During fiscal year 2018, there were no transactions and there are currently no proposed transactions with a related party, in which we were or are to become a participant and the amount involved exceeded $120,000.
Policies and Procedures for Related Person Transactions
The Board has adopted a written policy that contains procedures for the reporting and review of any transaction, arrangement or relationship in which Oclaro is a participant, the amount involved exceeds $120,000, and one of our executive officers, directors, director nominees or 5% stockholders (or their immediate family members), each of whom we refer to as a “related person,” has a direct or indirect material interest.

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
A related person transaction reviewed under our policy will be considered approved or ratified if it is authorized by the Audit Committee after full disclosure of the related person’s interest in the transaction. As appropriate for the circumstances, our Audit Committee must review and consider:

•	the related person’s interest in the related person transaction;

•	the approximate dollar value involved in the related person transaction;

•	the approximate dollar value of the related person’s interest in the transaction without regard to the amount of any profit or loss;

•	whether the transaction was undertaken in the ordinary course of our business;

•	whether the transaction with the related person is proposed to be, or was, entered into on terms no less favorable to us than terms that could have been reached with an unrelated third party;

•	the purpose of, and the potential benefits to us of, the related person transaction; and

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
The Board has determined that none of Joel Smith, Edward Collins, Denise Haylor, Marissa Peterson, Kendall Cowan, Ian Small or William L. Smith has a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an “independent director” as defined under Rule 5605 of the NASDAQ Stock Market, Inc. Marketplace Rules.

Item 14. Principal Accounting Fees and Services
The following table summarizes the fees of Grant Thornton LLP, our independent registered accounting firm, for the fiscal years ended June 30, 2018 and July 1, 2017. For the fiscal year ended June 30, 2018, audit fees include an estimate of amounts not yet billed by Grant Thornton LLP.

	Fiscal Year End
Fee Category	June 30, 2018	July 1, 2017
	(Thousands)
Audit fees (1)	$2,350	$1,976
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$2,350	$1,976

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
From time to time, the Audit Committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public accounting firm during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.
The Audit Committee may delegate to each individual member of the Audit Committee the authority to approve any audit or non-audit services to be provided to us by our independent registered public accounting firm. Any approval of services by a member of the Audit Committee pursuant to this delegated authority is reported on to the Audit Committee at its next meeting.

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

OCLARO, INC. (Registrant)

August 23, 2018	By:	/s/ Greg Dougherty
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

Signature	Title	Date
/s/ Greg Dougherty	Director and Chief Executive Officer	August 23, 2018
Greg Dougherty	(Principal Executive Officer)

/s/ Pete Mangan	Chief Financial Officer	August 23, 2018
Pete Mangan	(Principal Financial Officer)

/s/ Mike Fernicola	Chief Accounting Officer	August 23, 2018
Mike Fernicola	(Principal Accounting Officer)

/s/ Marissa Peterson	Chair of the Board	August 23, 2018
Marissa Peterson

/s/ Edward B. Collins	Director	August 23, 2018
Edward B. Collins

/s/ Kendall W. Cowan	Director	August 23, 2018
Kendall W. Cowan

/s/ Denise Haylor	Director	August 23, 2018
Denise Haylor

/s/ Ian Small	Director	August 23, 2018
Ian Small

/s/ Joel Smith III	Director	August 23, 2018
Joel Smith III

/s/ William L. Smith	Director	August 23, 2018
William L. Smith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Oclaro, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Oclaro, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2018 and July 1, 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2018, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and July 1, 2017, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated August 23, 2018 expressed an adverse opinion.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP
We have served as the Company's auditor since 2008.
San Francisco, California
August 23, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Oclaro, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Oclaro, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.
The controls over the identification and recording of foreign currency transaction gains and losses were not designed or operating effectively.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended June 30, 2018. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report dated August 23, 2018 which expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Other information
We do not express an opinion or any other form of assurance on management’s remediation plan for the material weakness.

/s/ GRANT THORNTON LLP
San Francisco, California
August 23, 2018

OCLARO, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2018	July 1, 2017
	(Thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$245,688	$219,270
Restricted cash	—	716
Short-term investments	77,440	37,559
Accounts receivable, net of allowances for doubtful accounts of $1,393 and $1,533 as of June 30, 2018 and July 1, 2017, respectively	100,482	122,287
Inventories	106,678	101,068
Prepaid expenses and other current assets	35,175	40,870
Total current assets	565,463	521,770
Property and equipment, net	137,438	114,333
Other intangible assets, net	61	699
Deferred tax assets, net	16,625	25,774
Other non-current assets	1,212	2,573
Total assets	$720,799	$665,149
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$68,221	$88,316
Accrued expenses and other liabilities	41,686	42,499
Capital lease obligations, current	2,386	2,368
Total current liabilities	112,293	133,183
Deferred gain on sale-leaseback	5,193	5,895
Capital lease obligations, non-current	857	1,379
Other non-current liabilities	10,440	11,019
Total liabilities	128,783	151,476
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock: 1,000 shares authorized; none issued and outstanding	—	—
Common stock: $0.01 par value per share; 275,000 shares authorized; 170,675 shares issued and outstanding at June 30, 2018; and 167,639 shares issued and outstanding at July 1, 2017	1,706	1,676
Additional paid-in capital	1,703,331	1,688,777
Accumulated other comprehensive income	42,547	40,973
Accumulated deficit	(1,155,568)	(1,217,753)
Total stockholders’ equity	592,016	513,673
Total liabilities and stockholders’ equity	$720,799	$665,149
The accompanying notes form an integral part of these consolidated financial statements.

OCLARO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	June 30, 2018	July 1, 2017	July 2, 2016
	(Thousands, except per share amounts)
Revenues	$543,170	$600,968	$407,914
Cost of revenues	340,266	365,729	291,496
Gross profit	202,904	235,239	116,418
Operating expenses:
Research and development	64,498	57,094	46,067
Selling, general and administrative	64,489	58,461	53,457
Amortization of other intangible assets	653	786	995
Restructuring, acquisition and related (income) expense, net	4,358	60	25
(Gain) loss on disposal of property and equipment	1,581	(130)	32
Total operating expenses	135,579	116,271	100,576
Operating income	67,325	118,968	15,842
Other income (expense):
Interest income (expense), net	912	(13,313)	(4,986)
Gain (loss) on foreign currency transactions, net	3,267	(3,652)	(2,362)
Other income (expense), net	3,339	810	935
Total other income (expense)	7,518	(16,155)	(6,413)
Income before income taxes	74,843	102,813	9,429
Income tax (benefit) provision	12,390	(25,046)	849
Net income	$62,453	$127,859	$8,580
Net income per share:
Basic	$0.37	$0.81	$0.08
Diluted	0.36	0.77	0.08
Shares used in computing net income per share:
Basic	169,263	158,115	110,599
Diluted	171,736	165,031	113,228
The accompanying notes form an integral part of these consolidated financial statements.

OCLARO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	June 30, 2018	July 1, 2017	July 2, 2016
	(Thousands)
Net income	$62,453	$127,859	$8,580
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	4	(8)	—
Currency translation adjustments	1,495	947	(1,167)
Pension adjustments	49	213	(538)
Other adjustments	26	—	—
Total comprehensive income	$64,027	$129,011	$6,875
The accompanying notes form an integral part of these consolidated financial statements.

OCLARO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	June 30, 2018	July 1, 2017	July 2, 2016
	(Thousands)
Cash flows from operating activities:
Net income	$62,453	$127,859	$8,580
Adjustments to reconcile net income to net cash provided by operating activities:
Change in deferred tax assets, net	9,244	(25,680)	—
Accretion of premiums on short-term investments	(1,194)	—	—
Amortization and write-off of debt discount and issuance costs	—	102	812
Amortization of deferred gain on sale-leaseback	(792)	(743)	(842)
Depreciation and amortization	30,180	21,544	16,755
(Gain) loss on disposal of property and equipment	1,581	(130)	32
Interest make-whole charge and induced conversion expense related to convertible notes	—	8,463	—
Stock-based compensation expense	14,964	11,195	8,201
Write-down of inventories designated to be sold to ZTE	3,083	—	—
Other adjustments	(91)	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	24,086	(28,811)	(23,409)
Inventories	(7,033)	(26,997)	(11,008)
Prepaid expenses and other current assets	6,566	(17,940)	(2,383)
Other non-current assets	699	(255)	98
Accounts payable	(16,812)	17,819	11,293
Accrued expenses and other liabilities	(1,880)	9,128	(24)
Net cash provided by operating activities	125,054	95,554	8,105
Cash flows from investing activities:
Purchases of property and equipment	(57,607)	(70,069)	(29,588)
Purchases of short-term investments	(219,270)	(69,415)	—
Maturities of short-term investments	180,579	32,000	—
Proceeds from sale of property and equipment	—	231	—
Transfer (to) from restricted cash	716	(1)	2,418
Net cash used in investing activities	(95,582)	(107,254)	(27,170)
Cash flows from financing activities:
Proceeds from the sale of common stock in connection with public offering, net of expenses	—	135,153	—
Proceeds from the exercise of stock options	2,643	4,873	286
Shares repurchased for tax withholdings on vesting of restricted stock units	(3,738)	(4,426)	(1,641)
Payments on capital lease obligations	(1,186)	(2,183)	(3,151)
Net cash provided by (used in) financing activities	(2,281)	133,417	(4,506)
Effect of exchange rate on cash and cash equivalents	(773)	1,624	7,660
Net increase (decrease) in cash and cash equivalents	26,418	123,341	(15,911)
Cash and cash equivalents at beginning of fiscal year	219,270	95,929	111,840
Cash and cash equivalents at end of fiscal year	$245,688	$219,270	$95,929

Supplemental disclosures of cash flow information:
Cash paid for interest	$24	$13,313	$3,936
Cash paid for income taxes	549	1,939	334
Cash paid for interest make-whole and induced conversion charges related to the exercise of convertible notes	—	4,700	—
Supplemental disclosures of non-cash transactions:
Issuance of common stock in exchange for the net carrying value of the liability component of convertible notes	$—	$62,125	$—
Unpaid property and equipment in accounts payable	5,933	10,388	8,176
Capital lease obligations incurred for purchases of property and equipment	1,259	397	2,390
The accompanying notes form an integral part of these consolidated financial statements.

OCLARO, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional Paid-In Capital	Accumulated Other Comprehen-sive Income	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
	(Thousands)
Balance at June 27, 2015	109,889	$1,099	$1,464,567	$41,526	$(1,354,192)	$153,000
Issuance of common stock related to restricted stock units and awards	2,212	22	—	—	—	22
Common stock repurchased for tax withholdings on vesting of restricted stock units	—	—	(1,640)	—	—	(1,640)
Issuance of common stock upon the exercise of stock options	106	1	264	—	—	265
Stock-based compensation	—	—	8,089	—	—	8,089
Other comprehensive loss	—	—	—	(1,705)	—	(1,705)
Net income	—	—	—	—	8,580	8,580
Balance at July 2, 2016	112,207	1,122	1,471,280	39,821	(1,345,612)	166,611
Issuance of common stock related to restricted stock units and awards	2,504	25	—	—	—	25
Common stock repurchased for tax withholdings on vesting of restricted stock units	—	—	(4,426)	—	—	(4,426)
Issuance of common stock upon the exercise of stock options	1,018	10	4,863	—	—	4,873
Issuance of common stock in connection with public offering	17,250	173	134,980	—	—	135,153
Issuance of common stock in connection with exchange of convertible notes	34,660	346	70,276	—	—	70,622
Stock-based compensation	—	—	11,804	—	—	11,804
Other comprehensive income	—	—	—	1,152	—	1,152
Net income	—	—	—	—	127,859	127,859
Balance at July 1, 2017	167,639	1,676	1,688,777	40,973	(1,217,753)	513,673
Issuance of common stock related to restricted stock units and awards	2,778	28	(15)	—	—	13
Common stock repurchased for tax withholdings on vesting of restricted stock units	(284)	(3)	(3,748)	—	—	(3,751)
Issuance of common stock upon the exercise of stock options	542	5	2,638	—	—	2,643
Adoption of ASU No. 2016-09	—	—	268	—	(268)	—
Stock-based compensation	—	—	15,411	—	—	15,411
Other comprehensive income	—	—	—	1,574	—	1,574
Net income	—	—	—	—	62,453	62,453
Balance at June 30, 2018	170,675	$1,706	$1,703,331	$42,547	$(1,155,568)	$592,016
The accompanying notes form an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PREPARATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
Oclaro, Inc., a Delaware corporation, is sometimes referred to in this Annual Report on Form 10-K as “Oclaro,” “we,” “us,” or “our.”
During our fiscal year 2018, we were one of the leading providers of optical components and modules for the long-haul, metro and data center markets. Leveraging more than three decades of laser technology innovation and photonics integration, we provide differentiated solutions for optical networks and high-speed interconnects driving the next wave of streaming video, cloud computing, application virtualization and other bandwidth-intensive and high-speed applications.
Basis of Preparation
The consolidated financial statements include the accounts of Oclaro and our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").
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

Each Oclaro stock option (an “Oclaro Option”), whether vested or unvested, will be converted into a Lumentum stock option (a “Lumentum Option”) with the same terms and conditions, including vesting, that were applicable to such Oclaro Option, except that (i) the number of shares subject to the Lumentum Option will equal the product of (A) the number of Oclaro shares subject to such Oclaro Option multiplied by (B) the Equity Award Exchange Ratio, rounded down to the nearest whole share and (ii) the exercise price of the Lumentum Option will equal (A) the exercise price per share of the Oclaro Option divided by (B) the Equity Award Exchange Ratio, rounded up to the nearest whole cent. Notwithstanding the foregoing, any Oclaro Option that is held by an individual who is not an Oclaro employee as of immediately prior to the closing will be canceled and converted into the Merger Consideration for each net option share covered by such Oclaro Option, subject to applicable withholding taxes.
In addition, each Oclaro restricted stock award (“Oclaro Restricted Stock Award”) and Oclaro RSU that becomes vested as of immediately prior to the closing (including each Oclaro Restricted Stock Award held by a non-employee director) will be converted into the right to receive the Merger Consideration in respect of each Oclaro share underlying such award, subject to applicable withholding taxes. Each Oclaro stock appreciation right (“Oclaro SAR”) will be canceled and converted into the right to receive a cash amount equal to the product of (i) the number of Oclaro shares subject to the Oclaro SAR multiplied by (ii) the positive difference of (A) the cash equivalent value of the Merger Consideration less (B) the strike price of the Oclaro SAR, subject to applicable withholding taxes.
If Lumentum determines that the treatment of Oclaro equity awards described above would violate, in respect of the holder thereof, the applicable laws of a non-U.S. jurisdiction, Lumentum may treat such Oclaro equity award in a different manner so long as such treatment is no less favorable to the holder of such Oclaro equity award.
The Boards of Directors of Lumentum and Oclaro have unanimously approved the Merger and the Merger Agreement. The transaction is subject to customary closing conditions, including the absence of certain legal impediments, the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act") and under applicable anti-trust laws in China, the effectiveness of a registration statement on Form S-4 registering the shares of Lumentum common stock to be issued in connection with the Merger, and approval of the Merger Agreement by the holders of a majority of the outstanding shares of Oclaro Common Stock. The transaction is not subject to any financing condition. On April 4, 2018, the U.S. Federal Trade Commission granted early termination of the waiting period under the HSR Act. On July 10, 2018, Oclaro's stockholders approved the Merger Agreement.
The Merger Agreement contains customary representations, warranties and covenants of Lumentum, Oclaro, Merger Sub and Merger Sub LLC, including, (i) covenants by Oclaro concerning the conduct of its business in the ordinary course consistent with past practice during the interim period between the execution of the Merger Agreement and the consummation of the Merger, (ii) covenants by Lumentum concerning the conduct of its business in the ordinary course consistent with past practice during the interim period between the execution of the Merger Agreement and the consummation of the Merger, (iii) a covenant by Oclaro that, subject to certain exceptions, the Board of Directors of Oclaro will recommend to its shareholders adoption of the Merger Agreement, and (iv) a covenant that Oclaro will not solicit, initiate, or knowingly encourage, facilitate or induce the making of inquiry, offer or proposal that would reasonably be expected to lead to any Acquisition Proposal (as defined in the Merger Agreement). Further, the Merger Agreement prohibits us from paying dividends.
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
During the year ended June 30, 2018, we recorded acquisition-related costs of $4.3 million in restructuring, acquisition and related (income) expense, net, within our consolidated statements of operations.
Termination of Denial Order and Reinstitution of ZTE's Export Privileges
On April 16, 2018, the U.S. Department of Commerce ("DOC") changed and reactivated its previously suspended denial order and suspended the export privileges of Zhongxing Telecommunications Equipment Corporation ("ZTE Corporation") and its subsidiary, ZTE Kangxun Telecommunications Ltd. ("ZTE Kangxun") (collectively, "ZTE") after determining that ZTE made false statements to the DOC related to senior employee disciplinary actions ("Denial Order"). On July 13, 2018, following approval of a settlement agreement between the DOC and ZTE and ZTE's payment of certain amounts to the DOC, the Denial Order was terminated and ZTE was removed from the DOC's Denied Persons List. During the pendency of the Denial Order, ZTE was prohibited from participating in any way in any transaction subject to the Export Administration Regulations ("EAR") and U.S. companies were restricted from exporting or re-exporting to or on behalf of ZTE any item subject to the EAR or engaging in any transaction to service any item subject to the EAR that has been or will be exported from the U.S. and which was owned, possessed or controlled by ZTE. During the pendency of the Denial Order, we ceased shipment of products to ZTE, which has been one of our significant customers.

As of June 30, 2018, we have an accounts receivable balance of $0.5 million with ZTE, which we believe to be collectible. During the year ended June 30, 2018, we recorded a $3.1 million charge to write-down on-hand inventory that was designated for future products to be sold to ZTE, that we may no longer be able to use or re-allocate to other customers.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported periods. Examples of significant estimates and assumptions made by management involve the valuation allowances for deferred tax assets, the fair value of stock-based compensation, the fair value of pension liabilities, estimates for allowances for doubtful accounts and valuation of excess and obsolete inventories. These judgments can be subjective and complex and consequently actual results could differ materially from those estimates and assumptions.
Fiscal Years
We operate on a 52/53 week year ending on the Saturday closest to June 30. Our fiscal years ended June 30, 2018, July 1, 2017 and July 2, 2016 had 52 weeks, 52 weeks and 53 weeks, respectively.
Reclassifications
For presentation purposes, we have reclassified certain prior period amounts to conform to the current period financial statement presentation, including an adjustment relating to an immaterial error of approximately $8.2 million in fiscal year 2017 and $1.8 million in fiscal year 2016, increasing cash flows from operations associated with changes in accounts payable and increasing cash flows used in investing activities associated with purchases of property and equipment, in our consolidated statement of cash flows for the fiscal years ended July 1, 2017 and July 2, 2016, respectively. We determined that the adjustments did not have a material impact to our prior period consolidated financial statements. The following tables summarize the effect of the reclassification on certain key items of our previously issued consolidated statements of cash flows for the fiscal years ended July 1, 2017 and July 2, 2016:

	Year Ended July 1, 2017
	As Previously Reported	As Restated	Change	Increase (Decrease)
	(Thousands)%
Selected Cash Flow Amounts
Changes in operating assets and liabilities: accounts payable	9,643	17,819	8,176	84.8
Net cash provided by operating activities	87,378	95,554	8,176	9.4
Purchases of property and equipment	(61,893)	(70,069)	(8,176)	13.2
Net cash used in investing activities	(99,078)	(107,254)	(8,176)	8.3
Net increase (decrease) in cash and cash equivalents	123,341	123,341	—	—

	Year Ended July 2, 2016
	As Previously Reported	As Restated	Change	Increase (Decrease)
	(Thousands)%
Selected Cash Flow Amounts
Changes in operating assets and liabilities: accounts payable	9,455	11,293	1,838	19.4
Net cash provided by operating activities	6,267	8,105	1,838	29.3
Purchases of property and equipment	(27,750)	(29,588)	(1,838)	6.6
Net cash used in investing activities	(25,332)	(27,170)	(1,838)	7.3
Net increase (decrease) in cash and cash equivalents	(15,911)	(15,911)	—	—

None of these reclassifications affect our consolidated revenues, net income, cash and cash equivalents or stockholders’ equity as previously reported.
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
Translation adjustments reported prior to October 1, 2017, will remain as a component of accumulated other comprehensive income in our consolidated balance sheet. The translated values for any non-monetary assets and liabilities as of October 1, 2017 become the new accounting basis for those assets.
Effective October 1, 2017, monetary assets and liabilities denominated in currencies other than the U.S. dollar functional currency are re-measured each reporting period into U.S. dollars, with the resulting exchange gains and losses reported in gain (loss) on foreign currency transactions, net within our consolidated statement of operations.
U.S. Tax Reform
On December 22, 2017, the Tax Cuts and Jobs Act ("TCJA"), was signed into law. Among other things, the TCJA permanently lowers the U.S. corporate federal income tax rate to 21 percent from the existing maximum rate of 35 percent, effective for tax years including or commencing January 1, 2018. Since we operate on a 52/53 week year ending on the Saturday closest to June 30, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 28 percent for our fiscal year ending June 30, 2018, and 21 percent for subsequent fiscal years. U.S. GAAP requires companies to re-value their deferred tax assets and deferred tax liabilities for changes in tax rates as of the date of enactment, with the resulting tax effects accounted for in the reporting period of enactment. We have concluded this will cause our net deferred taxes to be re-measured at the new lower tax rate. Before valuation allowance, the rate change impact to our net deferred tax assets is a reduction of $35.0 million. We maintain a full valuation allowance on our U.S. net deferred tax assets. Deferred tax asset re-measurement (tax expense) will be offset by a net decrease in valuation allowance, resulting in no impact on our income tax for the period ending June 30, 2018.
Additionally, the TCJA introduces new international tax provisions that will be effective for our fiscal year 2019, including (i) a new provision designed to currently tax the global low-taxed income of our foreign subsidiaries known as GILTI; (ii) limitations on the deductibility of certain base eroding payments to foreign entities; and (iii) limitations on the use of foreign tax credits to reduce U.S. income tax liability. While each of these provisions may have an impact on our tax expense for fiscal year 2019 and future periods, we expect the tax on low-taxed income of foreign subsidiaries to have the most significant impact.
Due to the complexity of the provision for the TCJA and the lack of the current guidance, under the guidance of Staff Accounting Bulletin 118, the accounting is incomplete and we have not estimated the GILTI impact on deferred taxes. Additionally, state and local authorities are reviewing federal conformity matters related to GILTI. Provisional amounts or adjustments to provisional amounts identified in the measurement period would be included as an adjustment to tax expense or benefit from continuing operations in the period the amounts are determined. We have determined a reasonable estimate for the tax reform effects other than the impact of GILTI on our recognition of deferred tax assets, and reported the estimates as a provisional amount in our financial statements for which the accounting under ASC Topic 740 is completed. We will finalize the impact of the GILTI in fiscal year 2019.
Cash and Cash Equivalents
We consider all liquid investment securities with an original maturity date of three months or less to be cash equivalents. Any realized gains and losses on liquid investment securities are included in other income (expense), net in our consolidated statements of operations.

The following table provides details regarding our cash and cash equivalents at the dates indicated:

	June 30, 2018	July 1, 2017
	(Thousands)
Cash and cash equivalents:
Cash-in-bank	$88,297	$79,259
Money market funds	153,392	99,037
Commercial paper	3,999	22,981
Corporate bonds	—	2,012
U.S. agency securities	—	15,981
	$245,688	$219,270
As of June 30, 2018, $53.7 million of the $245.7 million of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we could be required to accrue and pay additional taxes to repatriate these funds.
Restricted Cash
As of June 30, 2018, we had restricted cash of $0.2 million, which is recorded in other non-current assets, consisting of collateral to secure certain deposits for value-added taxes in foreign jurisdictions.
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
The following table provides details regarding our short-term investments at the dates indicated:

	June 30, 2018	July 1, 2017
	(Thousands)
Short-term investments:
Commercial paper	$41,401	$23,459
Corporate bonds	4,100	10,094
U.S. Treasury securities	31,939	4,006
	$77,440	$37,559
Concentration of Credit Risks
We place our cash and cash equivalents with and in the custody of financial institutions, which at times, are in excess of amounts insured. Management monitors the ongoing creditworthiness of these institutions. To date, we have not experienced significant losses on these investments. As of June 30, 2018, $53.7 million of the $245.7 million of our cash and cash equivalents was held by our foreign subsidiaries.
Our trade accounts receivable are concentrated with companies in the telecom industry. At June 30, 2018, two customers accounted for a total of 36 percent of our net accounts receivable, with each individually accounting for more than 10 percent of our net accounts receivable. At July 1, 2017, one customer accounted for a total of 20 percent of our net accounts receivable.

Allowance for Doubtful Accounts
We perform ongoing credit evaluations of our customers and record specific allowances for doubtful accounts when a customer is unable to meet its financial obligations, as in the case of bankruptcy filings or deteriorated financial position. Estimates are used in determining allowances for customers based on factors such as current trends, the length of time the receivables are past due and historical collection experience. We write off a receivable account when all rights, remedies and recourses against the account and its principals are exhausted and record a benefit when previously reserved accounts are collected. In fiscal years 2016, 2017 and 2018, we did not record any additional provisions as allowances for doubtful accounts.
Inventories
Inventories, consisting of raw materials, work-in-process and finished goods are stated at the lower of cost (first in, first out basis) or market. We plan production based on orders received and a forecast demand. These production estimates are dependent on assessment of current and expected orders from our customers, including consideration that orders are subject to cancellation with limited advance notice prior to shipment. We assess the valuation of our inventory, including significant inventories held by contract manufacturers on our behalf, on a quarterly basis. Products may be unsalable because they are technically obsolete due to substitute products, specification changes or excess inventory relative to customer forecasts. We adjust the carrying value of inventory using methods that take these factors into account. If we find that the cost basis of our inventory is greater than the current market value, we write the inventory down to the estimated selling price, less the estimated costs to complete and sell the product. As a result of the Denial Order, during the year ended June 30, 2018, we recorded a $3.1 million charge related to the write-down of on-hand inventory that was designated for future products to be sold to ZTE, which we may no longer be able to use or re-allocate to other customers.
The following table provides details regarding our inventories at the dates indicated:

	June 30, 2018	July 1, 2017
	(Thousands)
Inventories:
Raw materials	$30,488	$32,421
Work-in-process	54,503	40,171
Finished goods	21,687	28,476
	$106,678	$101,068
Capitalized Software Costs
We capitalize certain development costs incurred in connection with our internal use software once an application has reached the development stage and until the software is substantially complete and ready for its intended use. These costs can include external direct costs of materials and services consumed in the project and internal costs, such as the payroll and benefits expenses attributable to those employees directly associated with the development of the software. Related maintenance and training costs are expensed as incurred. Capitalized software costs are included in property and equipment.
During fiscal year 2017, we began the implementation of a new enterprise resource planning ("ERP") system. We capitalized certain costs incurred in connection with the development of this ERP system, totaling $14.4 million. We capitalized $5.0 million and $9.4 million of internal use software costs during the fiscal years ended June 30, 2018 and July 1, 2017, respectively. During the second quarter of fiscal 2018, we began using the ERP software for its intended use, and began recording depreciation expense.
   Property and Equipment
Property and equipment are stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, which generally range from three to seven years. Leasehold improvements are amortized using the straight-line method over the estimated useful lives or the term of the related lease, whichever is shorter. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are removed from the accounts. Gains or losses resulting from asset dispositions are included in (gain) loss on disposal of property and equipment in the accompanying consolidated statements of operations. Repair and maintenance costs are expensed as incurred.

The following table provides details regarding our property and equipment, net at the dates indicated:

	June 30, 2018	July 1, 2017
	(Thousands)
Property and equipment, net:
Buildings and improvements	$12,086	$10,222
Plant and machinery	137,301	99,779
Fixtures, fittings and equipment	3,526	3,225
Computer software and equipment	22,721	15,901
	175,634	129,127
Less: accumulated depreciation	(38,196)	(14,794)
	$137,438	$114,333
During the year ended June 30, 2018, we incurred a $1.4 million loss on the disposal of property and equipment related to certain legacy data communication products.
Property and equipment includes assets under capital leases of $3.2 million and $3.7 million at June 30, 2018 and July 1, 2017, respectively. Amortization associated with assets under capital leases is recorded in depreciation expense.
Depreciation expense was $29.5 million, $20.8 million and $15.8 million for the fiscal years ended June 30, 2018, July 1, 2017 and July 2, 2016, respectively.
Other Intangible Assets
We review our other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The values assigned to other intangible assets are based on estimates and judgments regarding expectations for the success and life cycle of products and technologies acquired. Our other intangible assets with definite lives are amortized over their estimated useful lives.
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
Derivative Financial Instruments
Our operating results are subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues and pay expenses. A majority of our revenues are denominated in U.S. dollars, while a portion of our expenses are denominated in United Kingdom (U.K.) pounds sterling, Japanese yen, Chinese yuan and euros, in which we pay expenses in connection with operating our facilities in the United Kingdom, Japan, China and Italy. Historically, we have entered into foreign currency forward exchange contracts in an effort to mitigate a portion of our exposure to exchange rate fluctuations between the U.S. dollar and both the U.K. pound sterling and the Japanese yen.
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
During the year ended June 30, 2018, we entered into foreign currency forward exchange contracts, which expired in the same fiscal quarters in which they were opened. In connection with these hedges, during the fiscal years ended June 30, 2018 and July 1, 2017, we recorded net losses on foreign currency transactions of $0.7 million and $0.5 million, respectively, within our consolidated statement of operations. At June 30, 2018 and July 1, 2017, we had no outstanding foreign currency forward exchange contracts.

Accrued Expenses and Other Liabilities
The following table provides details for our accrued expenses and other liabilities at the dates indicated:

	June 30, 2018	July 1, 2017
	(Thousands)
Accrued expenses and other liabilities:
Trade payables	$392	$7,805
Compensation and benefits related accruals	14,167	13,837
Warranty accrual	3,879	4,124
Purchase commitments in excess of future demand, current	6,321	4,009
Other accruals	16,927	12,724
	$41,686	$42,499
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
Revenue Recognition
Our revenue consists primarily of sales of products to customers. We recognize product revenue when (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped and title has transferred, (iii) collectability is reasonably assured, (iv) the fees are fixed or determinable and (v) there are no uncertainties with respect to customer acceptance.
Research and Development Costs
Research and development costs are expensed as incurred.
Advertising Costs
Advertising costs are expensed as incurred. Our advertising costs for the fiscal years ended June 30, 2018, July 1, 2017 and July 2, 2016 were not significant.
Stock-Based Compensation
We use grant date fair value to value restricted stock awards, restricted stock units and performance shares. We used the Black-Scholes option pricing model to value the fair value of stock options and stock appreciation rights when we last granted stock options in fiscal year 2015.
We record stock-based compensation expense for time-based awards using the straight-line method over the requisite service period. Pursuant to our adoption of Accounting Standards Update ("ASC") No. 2016-09, Compensation: Improvements to Employee Share-Based Payment Accounting, in the first quarter of fiscal year 2018, we transitioned from estimating forfeitures to recording forfeitures as they occur. This change in accounting principle with regards to forfeitures was adopted using a modified retrospective approach. With the adoption of this guidance we recorded an adjustment of $0.3 million in our accumulated deficit and additional paid-in capital during the first quarter of fiscal year 2018.
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
Net Income Per Share
Basic net income per share is computed using only the weighted-average number of shares of common stock outstanding for the applicable period, while diluted net income per share is computed assuming conversion of all potentially dilutive securities, such as stock options, stock appreciation rights, unvested restricted stock awards and shares issuable in connection with convertible notes during such period.
Recent Accounting Pronouncements
In March 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, to incorporate changes due to the TCJA being signed into law on December 22, 2017. This guidance is effective for us upon issuance. See Note 10. Income Taxes for the impact of this guidance on our financial statements and footnote disclosures.
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
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, to standardize the presentation of transfers between cash and restricted cash in the cash flow statement. Amounts described as restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance will be effective for us in the first quarter of fiscal year 2019, with early adoption permitted. We are currently evaluating the likely impact the implementation of this standard will have on our financial statements and footnote disclosures.
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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, to reduce the diversity in practice related to the presentation and classification of various cash flow scenarios. This guidance will be effective for us in the first quarter of fiscal year 2019, with early adoption permitted. We are currently evaluating the likely impact the implementation of this standard will have on our financial statements and footnote disclosures.
In May 2014 and May 2016, the FASB issued ASU 2014-09, Revenue from Contracts with Customers and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, respectively. These updates clarify the principles for recognizing revenue and develop a common revenue standard for GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The guidance permits two methods of adoption, the full retrospective method applying the standard to each prior reporting period presented, or the modified retrospective method with a cumulative effect of initially applying the guidance recognized at the date of initial application. We currently plan on adopting this guidance on July 1, 2018, the start to our first quarter of fiscal year 2019, using the modified retrospective method. As a result of our assessment, we do not anticipate recording a material cumulative catch-up adjustment upon adoption of this guidance. We expect that certain of our policies, processes, footnote disclosures and customer contracts to change upon adoption of this guidance.
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

NOTE 2. FAIR VALUE
Our financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued expenses and other liabilities have carrying amounts which approximate fair value due to the short-term maturity of these instruments.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are shown in the tables below by their corresponding balance sheet captions and consisted of the following types of instruments at June 30, 2018 and July 1, 2017:

	Fair Value Measurement at June 30, 2018 Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:	(Thousands)
Cash and cash equivalents: (1)
Money market funds	$153,392	$—	$—	$153,392
Commercial paper	—	3,999	—	3,999
Short-term investments:
Commercial paper	—	41,401	—	41,401
Corporate bonds	—	4,100	—	4,100
U.S. Treasury securities	—	31,939	—	31,939
Total assets measured at fair value	$153,392	$81,439	$—	$234,831

(1)	Excludes $88.3 million in cash held in our bank accounts at June 30, 2018.

	Fair Value Measurement at July 1, 2017 Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:	(Thousands)
Cash and cash equivalents: (1)
Money market funds	$99,037	$—	$—	$99,037
Commercial paper	—	22,981	—	22,981
Corporate bonds	—	2,012	—	2,012
U.S. agency securities	—	15,981	—	15,981
Restricted cash:
Money market funds	712	—	—	712
Short-term investments:
Commercial paper	—	23,459	—	23,459
Corporate bonds	—	10,094	—	10,094
U.S. Treasury securities	—	4,006	—	4,006
Total assets measured at fair value	$99,749	$78,533	$—	$178,282

(1)	Excludes $79.3 million in cash held in our bank accounts at July 1, 2017.

NOTE 3. OTHER INTANGIBLE ASSETS
In connection with our acquisition of Opnext, Inc. ("Opnext") on July 23, 2012, we recorded $16.4 million in other intangible assets, with estimated useful lives ranging from 1 year to 11 years. In connection with our sale of the industrial and consumer business of Oclaro Japan located in Komoro, Japan in fiscal year 2015, we transferred certain of our other intangible assets with a book value of $4.4 million to Ushio Opto Semiconductors, Inc.
As of June 30, 2018, our other intangible assets, net is $0.1 million, which we expect to fully amortize during fiscal year 2019. Amortization of other intangible assets for the fiscal years ended June 30, 2018, July 1, 2017 and July 2, 2016, was $0.7 million $0.8 million and $1.0 million, respectively. Amortization is recorded as an operating expense within the consolidated statements of operations.
During the fourth quarter of fiscal year 2016, 2017 and 2018, we reviewed our other intangible assets for impairment. We compared their carrying amounts to market prices or the future undiscounted cash flows the assets are expected to generate. We determined that the carrying value of the assets did not exceed the fair value based on market prices or future discounted cash flows. We did not record any impairment charges related to our other intangibles in fiscal year 2016, 2017 or 2018.

NOTE 4. CREDIT LINE AND NOTES
6.00% Convertible Senior Notes due 2020 ("6.00% Notes")
On February 12, 2015, we entered into a Purchase Agreement (the “Purchase Agreement”), with Jefferies LLC (the “Initial Purchaser”), pursuant to which we agreed to issue and sell to the Initial Purchaser up to $65.0 million in aggregate principal Convertible Senior Notes due 2020 (the “6.00% Notes”). On February 19, 2015, we closed the private placement of $65.0 million aggregate principal amount of the 6.00% Notes. The initial exchange price was $1.95 per share of common stock. The 6.00% Notes were sold at 100 percent of par, resulting in net proceeds of approximately $61.6 million, after deducting the Initial Purchaser’s discounts of $3.4 million. We also incurred offering expenses of $0.6 million. The net proceeds of this offering have been used for general corporate purposes, including working capital for, among other things, investing in development of new products and technologies.
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
During the year ended July 2, 2016, we recorded interest expense of $4.7 million, which included the amortization of the debt discount and the issuance costs related to these 6.00% Notes. During the year ended July 2, 2016, we made interest payments of $3.9 million related to the 6.00% Notes.
Silicon Valley Bank Credit Facility
On March 28, 2014, Oclaro, Inc. and its subsidiary, Oclaro Technology Limited (the “Borrower”), entered into a loan and security agreement (the “Loan Agreement”) with SVB pursuant to which SVB provided the Borrower with a three-year revolving credit facility of up to $40.0 million. Under the Loan Agreement, advances were available based on up to 80 percent of “eligible accounts” as defined in the Loan Agreement. The Loan Agreement had a $10.0 million sub-facility for letters of credit, foreign exchange contracts and cash management services. On September 17, 2015, we entered into an amendment to the Loan Agreement with SVB increasing from $5.0 million to $15.0 million the amount of equipment liens that may qualify as "Permitted Liens" thereunder.
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
Borrowings made under the Loan Agreement bore interest at a rate based on either the London Interbank Offered Rate plus 2.25 percent or The Wall Street Journal’s prime rate plus 1.00 percent. If the sum of (a) the Borrower’s unrestricted cash and cash equivalents that are subject to SVB’s liens less (b) the amount outstanding to SVB under the Loan Agreement (such sum being “Net Cash”) was less than $15.0 million, then the interest rates were increased by 0.75 percent until Net Cash exceeds $15.0 million for a calendar month. If interest paid under the Loan Agreement was less than $45,000 in any fiscal quarter, the Borrower was required to pay SVB an additional amount equal to the difference between $45,000 and the actual interest paid during such fiscal quarter. The minimum interest payment was in lieu of a stand-by charge.
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

On March 28, 2017, the Loan Agreement expired, and was not renewed. There were no amounts outstanding under the Loan Agreement during fiscal year 2017 or at the time of the Loan Agreement expiration.

NOTE 5. POST-RETIREMENT BENEFITS
401(k) Plan
In the U.S., we sponsor a 401(k) plan that allows voluntary contributions by eligible employees, who may elect to contribute up to the maximum allowed under the U.S. Internal Revenue Service regulations. We generally make 100 percent matching contributions on the first 3 percent and 50 percent matching contributions on the following 2 percent (up to a maximum of $18,500 per eligible employee in calendar year 2018). We recorded related expenses of $0.5 million, $0.5 million and $0.4 million in fiscal years ended June 30, 2018, July 1, 2017 and July 2, 2016, respectively.
U.K. Defined Contribution Plan
We contribute to a U.K. based defined contribution pension scheme for employees. Contributions under this plan and the related expenses were $1.4 million, $1.1 million and $1.2 million in the fiscal years ended June 30, 2018, July 1, 2017 and July 2, 2016, respectively.
Japan Defined Contribution Plan
We contribute to a Japan based defined contribution plan that provides retirement benefits to our employees in Japan. Under the defined contribution plan, contributions are provided based on grade level and totaled $0.5 million, $0.5 million and $0.5 million for the fiscal years ended June 30, 2018, July 1, 2017 and July 2, 2016, respectively. Employees can elect to receive the benefit as additional salary or contribute the benefit to the plan on a tax-deferred basis.
Japan Defined Benefit Plan
We contribute to a Japan based defined benefit plan that provides retirement benefits to our employees in Japan. Under the defined benefit plan in Japan (the "Japan Plan"), we calculate benefits based on an employee’s individual grade level and years of service. Employees are entitled to a lump sum benefit upon retirement or upon certain instances of termination.
As of June 30, 2018, there were no Japan Plan assets. As of June 30, 2018, there was $0.3 million in accrued expenses and other liabilities and $6.9 million in other non-current liabilities in our consolidated balance sheet, to account for the projected benefit obligations under the Japan Plan.

The reconciliation of the actuarial present value of the projected benefit obligations for the defined benefit plan for the fiscal years ended June 30, 2018 and July 1, 2017 was as follows:

	June 30, 2018	July 1, 2017
	(Thousands)
Change in projected benefit obligation:
Projected benefit obligation, beginning of period	$6,552	$6,912
Service cost	637	624
Interest cost	19	4
Benefits paid	(85)	(197)
Actuarial (gain) loss on obligation	(57)	(213)
Currency translation adjustment	83	(578)
Projected benefit obligation, end of period	$7,149	$6,552
Amounts recognized in consolidated balance sheets:
Accrued expenses and other liabilities:
Underfunded pension liability	$264	$117
Other non-current liabilities:
Underfunded pension liability	$6,885	$6,435
Amounts recognized in accumulated other comprehensive income, net of tax:
Pension actuarial loss	$101	$150
Accumulated benefit obligation, end of period	$7,149	$6,552

Net periodic pension cost associated with the Japan Plan in fiscal years ended June 30, 2018, July 1, 2017 and July 2, 2016 include the following components:

	June 30, 2018	July 1, 2017	July 2, 2016
	(Thousands)
Service cost	$637	$624	$560
Interest cost	19	4	48
Net periodic pension cost	$656	$628	$608
The projected and accumulated benefit obligations for the Japan Plan were calculated as June 30, 2018 and July 1, 2017 using the following assumptions:

	June 30, 2018	July 1, 2017
Discount rate	0.3%	0.1%
Salary increase rate	2.2%	2.2%
Expected average remaining working life (in years)	14.0	14.3
As of June 30, 2018, the accumulated benefit obligation was $7.1 million. Estimated future benefit payments under the Japan Plan are estimated to be $0.3 million in fiscal year 2019, $0.4 million in fiscal year 2020, $0.3 million in fiscal year 2021, $0.3 million in fiscal year 2022, $0.5 million in fiscal year 2023 and a total of $3.4 million for the following 5 years.

NOTE 6. COMMITMENTS AND CONTINGENCIES
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
The following table summarizes movements in the warranty accrual for the periods indicated:

	Year Ended
	June 30, 2018	July 1, 2017	July 2, 2016
	(Thousands)
Warranty provision—beginning of period	$4,124	$3,827	$2,932
Warranties issued	414	2,225	2,477
Warranties utilized or expired	(714)	(1,878)	(1,520)
Currency translation and other adjustments	55	(50)	(62)
Warranty provision—end of period	$3,879	$4,124	$3,827
Capital Leases
In October 2015 we entered into a capital lease agreement for certain capital equipment with Hitachi High-Technologies Corporation. The lease term is for 5 years, after which time the ownership of the equipment will transfer from lessor to us. During the lease term, we will make twenty equal installments of principal and interest, payable quarterly. Interest on the capital lease will accrue at 1.15 percent per annum.
In connection with our acquisition of Opnext on July 23, 2012, we assumed capital leases with Hitachi Capital Corporation for certain capital equipment, which had lease terms that ranged from one to five years, and provided us with the option to purchase the equipment at the residual value upon expiration. For certain of these capital leases, we have entered into one year extensions.

The following table shows the future minimum lease payments due under non-cancelable capital leases at June 30, 2018:

Capital Leases
(Thousands)
Fiscal Year Ending:
2019	$2,444
2020	613
2021	265
2022	—
Thereafter	—
Total minimum lease payments	3,322
Less amount representing interest	(79)
Present value of capitalized payments	3,243
Less: current portion	(2,386)
Long-term portion	$857
Operating Leases
We lease certain facilities under non-cancelable operating lease agreements that expire at various dates through 2033. Our future fiscal year minimum lease payments under non-cancelable operating leases and related sublease income, including the sale-leaseback of our Caswell facility, are as follows:

	Operating Lease Payments	Sublease Income
	(Thousands)
Fiscal Year:
2019	$9,071	$(248)
2020	9,787	(133)
2021	9,981	(10)
2022	10,290	—
2023	10,159	—
Thereafter	37,734	—
	$87,022	$(391)
Rent expense for these leases was $8.9 million, $8.8 million and $7.8 million during the fiscal years ended June 30, 2018, July 1, 2017 and July 2, 2016, respectively. We evaluate our facility capacity on an ongoing basis to meet changing needs in our markets with a goal of minimizing our rent expense.
Taxes
It is our policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For fiscal years 2018, 2017 and 2016, we recognized an immaterial amount of interest and penalties related to unrecognized tax benefits. As of June 30, 2018 and July 1, 2017, we accrued $0.7 million in each year of interest and penalties related to unrecognized tax benefits. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time.
Our total amount of unrecognized tax benefits as of June 30, 2018 was approximately $3.1 million. While it is often difficult to predict the final outcome of any particular uncertain tax position, management believes that unrecognized tax benefits could decrease by $1.1 million in the next twelve months.
Purchase Commitments
We purchase components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with suppliers and contract manufacturers that either allow them to procure inventory based upon criteria as defined by us or establish the parameters defining our requirements. A significant portion of our reported purchase commitments arising from these agreements consist of firm, non-cancelable and unconditional commitments. While these purchase commitments are legally binding, the terms generally allow us the option to adjust, reschedule or cancel orders based on our business needs. As of June 30, 2018, we had total purchase commitments of $78.8 million, which we expect to be fulfilled within one year.
We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of June 30, 2018, the liability for these purchase commitments was $6.3 million and was included in accrued expenses and other liabilities.
Malaysian Goods and Services Tax (“GST”)
In February 2016, the Malaysian tax authorities preliminarily denied our Malaysia GST refund claims representing approximately $2.5 million. These claims were made in connection with the export of finished goods from our contract manufacturing partner’s Malaysian facilities. We are currently appealing the denial of these claims, and believe that additional appeal options may be available to us if we do not obtain a favorable resolution. Although we have taken action to minimize the impact of the GST with respect to our ongoing operations, we believe it is reasonably possible that, ultimately, we may not be able to recover some of these GST amounts. Of the $2.5 million in GST claims, we recorded $0.7 million in prepaid expenses and other current assets in our consolidated balance sheet at June 30, 2018, net of reserves and certain offsetting payments from our contract manufacturing partner.
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

Oyster Optics Litigation
On November 23, 2016, Oyster Optics LLC (“Oyster”) filed a civil suit against Cisco Systems, Inc. (“Cisco”) and British Telecommunications PLC (“BT”), in the U.S. District Court for the Eastern District of Texas, Marshall Division, Case No. 2:16-CV-01301. In the complaint, Oyster alleges that Cisco and BT infringed seven patents owned by Oyster, which patents allegedly relate to certain Cisco optical platform products, some of which may incorporate Oclaro components. Oyster subsequently dismissed its claim against BT without prejudice. In January 2017, Cisco requested that Oclaro indemnify and defend it in this litigation, pursuant to our commercial agreements with Cisco. In May 2017, Oclaro and Cisco preliminarily agreed to an allocation of the responsibilities for the costs of defense associated with Oyster’s claims. However, due to the uncertainty regarding the infringement allegations that Oyster may present at trial and the resultant uncertainty regarding the number of Oclaro components that may be implicated by such infringement allegations, Oclaro and Cisco agreed to defer until the conclusion of the litigation the final determination of whether and to what extent Oclaro will indemnify Cisco for any amounts Cisco may be required to pay Oyster and Cisco’s related defense costs. After discovery, Oyster’s infringement case against Cisco involved claims of only one patent and did not involve Oclaro components that were the subject of our commercial agreements with Cisco. In June of 2018, Cisco communicated its determination that the Oyster litigation against it did not involve Oclaro. Trial proceedings are set to begin November 5, 2018. Between June and September of 2017, Cisco and Oclaro filed eleven Petitions for inter partes review with the U.S. Patent Office of claims in six of the patents that Oyster originally asserted against Cisco. The Patent Office eventually instituted inter partes review for eight of the eleven Petitions involving claims of five of the six patents. Trials for the instituted Petitions are ongoing.
On November 24, 2016, Oyster also filed a civil suit against Coriant America Inc. (“Coriant”) in the U.S. District Court for the Eastern District of Texas, Marshall Division, Case No. 2:16-cv-01302. In the complaint against Coriant, Oyster alleges that Coriant has infringed the same seven patents that were asserted against Cisco. On May 18, 2017, Oyster’s case against Coriant was consolidated with cases that Oyster brought against other parties, including Cisco. On December 21, 2017, Coriant requested that Oclaro indemnify and defend it in this litigation, pursuant to our commercial agreements with Coriant. Oclaro has refused this request for reasons including that Oyster’s claims against Coriant do not clearly implicate Oclaro products and that Coriant’s request was not timely made. Coriant has stated their disagreement with this position. As a result, Oclaro remains in discussions with Coriant regarding Coriant’s request for defense and indemnification. Oyster and Coriant informed the Court on April 12, 2018, that “all matters in controversy between the parties have been settled, in principle.” On July 3, 2018, the Court granted a joint motion from Oyster and Coriant to dismiss their case with prejudice.
Oyster also filed a civil suit on November 24, 2016 against Ciena Corporation (“Ciena”) in the U.S. District Court for the Eastern District of Texas, Marshall Division, Case No. 2:16-CV-01300. In the complaint against Ciena, Oyster alleges that Ciena has infringed the same seven patents that were asserted against Cisco. Oyster’s case against Ciena was later transferred to the Northern District of California which granted a motion that Ciena filed to stay the case pending inter partes review of the Oyster patents. On June 1, 2018, the parties filed a joint status report reporting on the status of the inter partes review proceedings. Also on June 1, 2018, counsel for Oyster wrote the Court a letter indicating that because there are no further proceedings in the PTAB concerning one of the asserted patents, that Oyster requested that the litigation move forward as to the asserted claims of that patent only and that the Court set a scheduling conference. On June 4, 2018, the Court indicated that Oyster should file a noticed motion for any such relief and the case currently remains stayed. On October 16, 2017, Ciena requested that Oclaro indemnify and defend it in this litigation, pursuant to our commercial agreements with Ciena. Oclaro refused this request for reasons including that Oyster's claims against Ciena do not clearly implicate Oclaro products and that Ciena's request was not timely made. Ciena has stated its disagreement with this position. As a result, discussions with Ciena regarding Ciena’s request for defense and indemnification have not completed.
Oclaro Merger Litigation
Following announcement of the execution of the Merger Agreement on March 12, 2018, seven lawsuits were filed by purported stockholders of Oclaro challenging its proposed acquisition by Lumentum, Inc. The first suit, a putative class action styled as Nicholas Neinast v. Oclaro, Inc., et al., No. 3:18-cv-03112-VC, was filed in the United States District Court for the Northern District of California on May 24, 2018, and was against Oclaro, its directors, Lumentum, Merger Sub, and Merger Sub LLC (the “Neinast Lawsuit”). Five additional suits, styled as Gerald F. Wordehoff v. Oclaro, Inc., et al., No. 5:18-cv-03148-NC (the “Wordehoff Lawsuit”), Walter Ryan v. Oclaro, Inc., et al., No. 3:18-cv-03174-VC (the “Ryan Lawsuit”), and Jayme Walker v. Oclaro, Inc., et al., No. 3:18-cv-03203 (the “Walker Lawsuit”), Kevin Garcia v. Oclaro, Inc., et al., No. 5:18-cv-03262-VKD (the “Garcia Lawsuit”), and Saisravan Bharadwaj Karri v. Oclaro, Inc., et al., No. 3:18-cv-03435-JD (the “Karri Lawsuit”) were also filed in the United States District Court for the Northern District of California on, respectively, May 25, 2018, May 29, 2018, May 30, 2018, May 31, 2018 and June 9, 2018. Each of the lawsuits name Oclaro and its directors as defendants. The Ryan Lawsuit and the Karri Lawsuit, like the Neinast Lawsuit, were putative class actions. A seventh suit, a putative class action styled as Adam Franchi v. Oclaro, Inc., et al., Case 1:18-cv-00817-GMS, was filed in the United States District Court for the District of Delaware on May 30, 2018, and was against Oclaro, its directors, Lumentum, Merger Sub, and Merger Sub LLC (the “Franchi Lawsuit”

and, with the Neinast Lawsuit, the Wordehoff Lawsuit, the Ryan Lawsuit, the Walker Lawsuit, the Garcia Lawsuit, and the Karri Lawsuit, the “Lawsuits”).
The Lawsuits alleged that Oclaro and its directors violated Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder because the Proxy Statement/Prospectus was incomplete and misleading. The Lawsuits further alleged that Oclaro’s directors violated Section 20(a) of the Exchange Act by failing to exercise proper control over the person(s) who violated Section 14(a) of the Exchange Act. The Neinast Lawsuit additionally alleged that Oclaro’s directors breached fiduciary duties by entering into the Merger, and also names Lumentum, Merger Sub, and Merger Sub LLC as violators of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The Franchi Lawsuit additionally named Lumentum, Merger Sub, and Merger Sub LLC as violators of Section 20(a) of the Exchange Act.
The Lawsuits sought, among other things, injunctive relief preventing the parties from consummating the merger, rescission of the transactions contemplated by the Merger Agreement should they be consummated, and litigation costs, including attorneys’ fees. The Lawsuits also sought damages to be awarded to the plaintiff and any class if the Merger were consummated. In addition, the Wordehoff Lawsuit sought injunctive relief directing defendants to disseminate a true and complete proxy statement/prospectus and declaratory relief that defendants violated Sections 14(a) and/or 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder.
To avoid the risk of the Lawsuits delaying or adversely affecting the Merger and to minimize the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing and believing that the initial Proxy Statement/Prospectus disclosed all material information concerning the Merger and no supplemental disclosure was required under applicable law, Oclaro voluntarily filed with the SEC a supplement to the Proxy Statement/Prospectus on June 29, 2018.
Thereafter, on July 25, 2018, the plaintiff in the Garcia Lawsuit dismissed his action, with prejudice as to the individual plaintiff. The plaintiffs in the Neinast, Franchi, Wordehoff, and Ryan Lawsuits dismissed these actions, with prejudice as to the respective individual plaintiffs, on July 27, 2018. The plaintiff in the Walker Lawsuit dismissed her action, with prejudice as to the individual plaintiff, on August 14, 2018. Counsel for plaintiff in the remaining lawsuit, the Karri Lawsuit, has stated his intention to file an amended complaint. If the Karri Lawsuit proceeds, Oclaro intends to defend the action vigorously.
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
Based on the exchange rate on June 30, 2018, annual rent for the next 3 years of the lease is approximately £1.4 million, or $1.9 million; and annual rent for the last 5 years of the lease is approximately £1.6 million, or $2.1 million per year. Rent during the optional renewal terms will be determined according to the then market rent for the site. The obligations of Oclaro Technology Ltd under these agreements are guaranteed by us. In addition, Scarborough and us entered into a pre-emption agreement with the buyer under which Oclaro Technology Ltd, within the initial 20-year term, has a right to purchase the Caswell site in whole or in part on terms acceptable to Scarborough if Scarborough agrees to terms with or receives an offer from a third party to purchase the Caswell facility. As a result of these agreements, we deferred a related gain of $20.4 million, which is being amortized ratably against rent expense over the initial 20-year term of the lease. As of June 30, 2018, the unamortized balance of this deferred gain is $6.0 million.
At the inception of the Caswell lease, we determined the total minimum lease payments which were to be paid over the lease term, and we are recognizing the effects of scheduled rent increases, which are included in the total minimum lease payments, on a straight-line basis over the lease term.

NOTE 7. STOCKHOLDERS’ EQUITY
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
In August 2016, we issued a total of 34,659,972 shares of our common stock in connection with the cancellation of our 6.00% Notes. See Note 4, Credit Line and Notes, for additional information.
Preferred Stock
Our restated certificate of incorporation authorizes us to issue up to 1.0 million shares of preferred stock with designations, rights and preferences determined from time-to-time by our Board of Directors. To date, we have not issued any preferred stock.
Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income, net of tax, are as follows at the dates indicated:

	June 30, 2018	July 1, 2017
	(Thousands)
Currency translation adjustments	$42,626	$41,131
Unrealized loss on marketable securities	(4)	(8)
Japan defined benefit plan	(101)	(150)
Other	26	—
	$42,547	$40,973

NOTE 8. EMPLOYEE STOCK PLANS
Stock Incentive Plans
On July 30, 2014, our Board of Directors approved the Fifth Amended and Restated 2001 Long-Term Stock Incentive Plan (the “Incentive Plan”) and on November 14, 2014, our shareholders ratified the Incentive Plan. The Incentive Plan amended and restated in its entirety the Fourth Amended and Restated 2001 Long-Term Stock Incentive Plan. The Incentive Plan (i) increased the number of shares of common stock available for issuance by 6.0 million shares, (ii) consolidated the share reserve of the Incentive Plan with the share reserve of the Amended and Restated 2004 Stock Incentive Plan ("2004 Plan"), such that from November 14, 2014, no additional awards will be granted under the 2004 Plan, and (iii) established that full value awards count as 1.40 shares of common stock for purposes of the Incentive Plan. From time to time, our stockholders approved amendments to the Incentive Plan, most recently adding 8.0 million shares of common stock to the share reserve under the Incentive Plan on November 17, 2017.
As of June 30, 2018, there were approximately 16.5 million shares of our common stock available for grant under the Incentive Plan.
We grant restricted stock awards and units that vest over a one to four year service period, and in certain limited cases vesting is also subject to the achievement of specific performance-based objectives as set by our Board of Directors or the Compensation Committee of our Board of Directors. We no longer grant stock options.
We also have a minimal amount of stock appreciation rights ("SARs") outstanding as of June 30, 2018, which we assumed in connection with our acquisition of Opnext.
Performance-Based Restricted Stock Units ("PSUs")
In August 2017, our Board of Directors approved a grant of 1.1 million PSUs to certain executive officers with an aggregate estimated grant date fair value of $9.5 million. These PSUs have service- and performance-based vesting conditions. One-third of the PSUs will vest subject to the achievement of $700.0 million of revenue over any four consecutive quarters through the end of fiscal year 2020, subject to service conditions; one-third of the PSUs will vest upon the achievement of $100.0 million of free cash flow (defined as adjusted earnings before interest, taxes, depreciation and amortization ("AEBITDA") less capital expenditures) over any four consecutive quarters through the end of fiscal year 2020, subject to service conditions; and one-third of the PSUs will vest upon the achievement of $800.0 million of revenue in any one fiscal year from 2018 through 2020 and upon achievement of $100.0 million of free cash flow over any four consecutive quarters through the end of fiscal year 2020, subject to service conditions. Upon attaining each performance condition, the service-based vesting condition is satisfied for that tranche as to 1/3 of the PSUs on the first anniversary of the vesting commencement date, and with respect to 1/12 of the underlying shares each subsequent quarter, such that all PSUs for that tranche are fully vested on the third anniversary of the vesting commencement date. As of June 30, 2018, we determined that the achievement of the performance conditions associated with these PSUs was improbable. The performance conditions associated with these PSUs will be considered achieved upon the consummation of the merger with Lumentum.
In August 2016, our Board of Directors approved a grant of 0.8 million PSUs to certain executive officers with an aggregate estimated grant date fair value of $4.8 million. Subject to the achievement of an aggregate of $25.0 million or more of free cash flow (defined as AEBITDA less capital expenditures delivered) over any consecutive four fiscal quarters ending on or before June 27, 2020, as determined by our Board of Directors, these PSUs will vest with respect to 25 percent of the shares subject to the PSUs on August 10, 2017, and with respect to 6.25 percent of the underlying shares each subsequent quarter over the following three years, subject to continuous service. On July 25, 2017, the Compensation Committee of our Board of Directors certified that the performance condition for these PSUs was achieved.
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

Stock Incentive Plan Activity
The following table summarizes the combined activity under all of our equity incentive plans for the three-year period ended June 30, 2018:

	Awards Available For Grant	Stock Options / SARs Outstanding	Weighted- Average Exercise Price	Restricted Stock Awards / Units Outstanding	Weighted- Average Grant Date Fair Value
	(Thousands)	(Thousands)		(Thousands)
Balances at June 27, 2015	8,921	3,381	$7.07	4,545	$1.80
Increase in share reserve	8,000	—	—	—	—
Granted	(5,496)	—	—	3,926	2.92
Exercised or released	—	(110)	2.40	(2,897)	2.13
Canceled or forfeited	1,399	(296)	9.29	(552)	1.87
Balances at July 2, 2016	12,824	2,975	7.03	5,022	2.67
Increase in share reserve	6,000	—	—	—	—
Granted	(5,660)	—	—	4,043	6.53
Exercised or released	163	(1,029)	4.85	(3,257)	2.57
Canceled or forfeited	254	(88)	15.36	(121)	4.76
Balances at July 1, 2017	13,581	1,858	7.84	5,687	5.43
Increase in share reserve	8,000	—	—	—	—
Granted	(6,027)	—	—	4,330	8.22
Exercised or released	30	(543)	4.87	(2,959)	4.97
Canceled or forfeited	872	(249)	14.67	(472)	6.73
Balances at June 30, 2018	16,456	1,066	$7.75	6,586	$7.38
Supplemental disclosure information about our stock options and SARs outstanding as of June 30, 2018 was as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Thousands)		(Years)	(Thousands)
Options and SARs exercisable at June 30, 2018	1,054	$7.82	2.1	$3,088
Options and SARs outstanding at June 30, 2018	1,066	$7.75	2.1	$3,174
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on our closing stock price of $8.93 as of June 29, 2018, which would have been received by the option holders had all option holders exercised their options as of that date. There were approximately 0.6 million shares of common stock subject to in-the-money options which were exercisable as of June 30, 2018. We settle employee stock option exercises with newly issued shares of common stock.

NOTE 9. STOCK-BASED COMPENSATION
We recognize compensation expense in our statement of operations related to all share-based awards, including grants of stock options and restricted stock awards, based on the grant date fair value of such share-based awards. The grant date fair value for our restricted stock awards is based on the fair value of our common stock. The grant date fair value for our stock options was determined using the Black-Scholes stock option pricing model. No stock options have been granted in fiscal years 2016, 2017 or 2018.
In March 2016, the FASB issued ASU No. 2016-09, Compensation: Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards, and classification on the statement of cash flows. This guidance was effective for us in the first quarter of fiscal year 2018. Pursuant to the adoption of ASU No. 2016-09, we elected to record forfeitures when they occur. This change in accounting principle with regards to forfeitures was adopted using a modified retrospective approach. With the adoption of this guidance we recorded an adjustment of $0.3 million in our accumulated deficit and additional paid-in capital during the first quarter of fiscal year 2018.
The amounts included in cost of revenues, operating expenses and net income for stock-based compensation expenses were as follows:

	Year Ended
	June 30, 2018	July 1, 2017	July 2, 2016
	(Thousands)
Stock-based compensation by category of expense:
Cost of revenues	$2,739	$1,885	$1,883
Research and development	3,457	2,290	1,689
Selling, general and administrative	8,768	7,020	4,629
	$14,964	$11,195	$8,201
Stock-based compensation by type of award:
Stock options	$92	$134	$213
Restricted stock awards	15,218	11,275	7,876
Inventory adjustment to cost of revenues	(346)	(214)	112
	$14,964	$11,195	$8,201
As of June 30, 2018 and July 1, 2017, we capitalized $0.9 million and $0.6 million, respectively, of stock-based compensation in inventory.
Included in stock-based compensation for the fiscal years ended June 30, 2018, July 1, 2017 and July 2, 2016, is approximately $2.2 million, $3.2 million and $1.4 million, respectively, in stock-based compensation cost related to the issuance of PSUs. The amount of stock-based compensation expense recognized in any one period related to PSUs can vary based on the achievement or anticipated achievement of the performance conditions. If the performance conditions are not met or not expected to be met, no compensation cost would be recognized on the underlying PSUs, and any previously recognized compensation expense related to those PSUs would be reversed. As of June 30, 2018, we have recorded no stock-based compensation expense related to the issuance of PSUs granted in August 2017 as we determined that the achievement of the performance conditions associated with these PSUs was not probable. The performance conditions associated with the PSUs issued in August 2016 and August 2015 were achieved and we are recognizing stock-based compensation expense related to these grants over the requisite service periods.
As of June 30, 2018, we had less than $0.1 million in unrecognized stock-based compensation expense related to unvested stock options that will be recognized over a weighted-average period of 0.3 year, and $32.2 million in unrecognized stock-based compensation expense related to unvested time-based and performance-based restricted stock awards that will be recognized over a weighted-average period of 2.3 years.

NOTE 10. INCOME TAXES
For financial reporting purposes, our income before income taxes includes the following:

	Year Ended
	June 30, 2018	July 1, 2017	July 2, 2016
	(Thousands)
Domestic	$(237)	$(12,579)	$(856)
Foreign	75,080	115,392	10,285
	$74,843	$102,813	$9,429

The components of our income tax provision (benefit) are as follows:

	Year Ended
	June 30, 2018	July 1, 2017	July 2, 2016
	(Thousands)
Current:
Domestic	$8	$6	$16
Foreign	3,138	629	1,023
Deferred:
Domestic	—	—	—
Foreign	9,244	(25,681)	(190)
	$12,390	$(25,046)	$849
Reconciliations of our income tax provision (benefit) at the statutory rate to our income tax provision (benefit) are as follows:

	Year Ended
	June 30, 2018	July 1, 2017	July 2, 2016
	(Thousands)
Tax expense at U.S. federal statutory rate	$20,609	$34,957	$3,206
Tax expense at state statutory rate	959	1,070	138
Other permanent adjustments	948	2,796	1,894
Foreign rate differential	(3,095)	(9,043)	(786)
Change in valuation allowance	(39,876)	(54,584)	(3,705)
Impact of Tax Cuts and Jobs Act - rate reduction	34,953	—	—
Other	(2,108)	(242)	102
Provision for (benefit from) income taxes	$12,390	$(25,046)	$849
We plan to permanently reinvest the unremitted earnings of our non-U.S. subsidiaries except for those subsidiaries where the closure of these subsidiaries is expected to be imminent. We recorded a tax liability of $0.1 million and $0.1 million for the withholding taxes that would be owed upon distribution of these entities' earnings as of June 30, 2018 and July 1, 2017, respectively.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	June 30, 2018	July 1, 2017
	(Thousands)
Deferred tax assets:
Net operating loss carryforwards	$157,411	$189,620
Depreciation and capital losses	15,242	25,809
Capitalized research and development	5,977	8,531
Inventory valuation	4,724	3,234
Accruals and reserves	16,339	13,613
Tax credit carryforwards	7,063	6,736
Stock-based compensation	2,209	2,424
Other asset impairments	1,277	1,999
Deferred tax assets	210,242	251,966
Valuation allowance	(193,435)	(225,643)
Total deferred tax assets	16,807	26,323
Deferred tax liabilities:
Acquired intangibles	(182)	(454)
Withholding tax	(95)	(95)
Total deferred tax liabilities	(277)	(549)
Net deferred tax assets	$16,530	$25,774
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
Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance, the recorded cumulative net losses in prior fiscal periods and the uncertainty of the timing of future profits, we have provided a full valuation allowance against most of our U.S. and foreign deferred tax assets with the exception of our Italy investment tax credit and Japan. Based on our Japan subsidiary's operating profits in previous years, firm sales backlog and future income projections, management has released the valuation allowance on all of our Japan subsidiary's deferred tax assets during the fourth quarter of fiscal year 2017. Our valuation allowance decreased by $32.2 million, $60.0 million and $44.7 million for fiscal years 2018, 2017 and 2016, respectively.
On December 22, 2017, the Tax Cuts and Jobs Act ("TCJA") was signed into law. Among other changes is a permanent reduction in the federal corporate income tax rate from 35 percent to 21 percent effective January 1, 2018. As a result of the reduction in the corporate income tax rate, we revalued our net deferred tax asset at June 30, 2018. This resulted in a reduction in the value of the net deferred tax asset of approximately $35.0 million, which was offset by the change in valuation allowance of $35.0 million due to our full valuation allowance position.
Due to the complexity of the provision for the TCJA and the lack of the current guidance, under the guidance of Staff Accounting Bulletin 118, the accounting is incomplete and we have not estimated the GILTI impact on deferred taxes. Additionally, state and local authorities are reviewing federal conformity matters related to GILTI. Provisional amounts or adjustments to provisional amounts identified in the measurement period, would be included as an adjustment to tax expense or benefit from continuing operations in the period the amounts are determined. We have determined a reasonable estimate for the tax reform effects other than the impact of GILTI on our recognition of deferred tax assets, and reported the estimates as a provisional amount in our financial statements for which the accounting under ASC Topic 740 is completed. We will finalize the impact of the GILTI in fiscal year 2019.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU affects entities that issue share-based payment awards to their employees. We adopted ASU 2016-09 during the first quarter of fiscal year 2018. Under ASU 2016-09, excess tax benefits and deficiencies are required to be recognized prospectively as part of provision for income taxes rather than additional paid-in capital. We have adopted this requirement prospectively. We recognized additional $2.8 million and $0.2 million of deferred tax assets associated with the net operating loss on the excess tax benefits for federal and states, respectively.
Net operating loss carryforwards by jurisdiction are summarized as follows:

	June 30, 2018	Years of Expiration
	(Thousands)
United Kingdom	$497,670	Indefinite
Federal	242,169	Varies (1)
California	167,944	2019 - 2038
Other Foreign	1,162	2019 - 2038
Total	$908,945

(1)	Of the $242.2 million in federal net operating loss carryforwards, $236.0 million expires between 2019 and 2037, and $6.2 million has an indefinite life.
In addition to our net operating losses, as of June 30, 2018, we had U.S. federal, California and Canada research and development credits of approximately $0.3 million, $1.0 million and $1.9 million, respectively. The U.S. federal research credits will expire from 2019 through 2038. The California research credit may be carried forward indefinitely. The Canada research credit will expire during 2026 if unused. In addition, we have foreign tax credits of approximately $3.9 million, which will expire from 2028 through 2036, and an Italy investment tax credit of $0.1 million.
Utilization of net operating loss carryforwards and credit carryforwards are subject to annual limitations due to ownership changes as provided in the Internal Revenue Code of 1986, as amended, as well as similar state and foreign tax laws. This annual limitation may result in the expiration of a significant portion of the net operating loss carryforwards and tax credits before utilization.
Our total amount of unrecognized tax benefits as of June 30, 2018 was approximately $3.1 million. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $2.3 million as of June 30, 2018. While it is often difficult to predict the final outcome of any particular uncertain tax position, management believes that unrecognized tax benefits could decrease by $1.1 million in the next twelve months.
A reconciliation of the beginning balance and the ending balance of gross unrecognized tax benefits, net of interest and penalties, for fiscal year ended June 30, 2018, July 1, 2017 and July 2, 2016 is as follows:

	Year Ended
	June 30, 2018	July 1, 2017	July 2, 2016
		(Thousands)
Balance at beginning of period	$3,515	$3,779	$4,058
Additions for tax positions related to the current year	100	21	639
Additions for tax positions related to prior years	93	6	538
Reductions for tax positions related to prior years	(14)	(291)	(1,016)
Lapse of the applicable statute of limitations	(610)	—	(440)
Balance at end of period	$3,084	$3,515	$3,779
We include interest and penalties related to unrecognized tax benefits within the provision for income taxes on our consolidated statements of operations. As of June 30, 2018 and July 1, 2017, we have accrued approximately $0.7 million and $0.7 million for payment of interest and penalties related to unrecognized tax benefits, respectively.
We file U.S. federal, U.S. state and foreign tax returns and have determined that our major tax jurisdictions are the United States, the United Kingdom, Italy, Japan and China. At June 30, 2018, our 2012 to 2018 tax returns were open to potential examination in one or more jurisdictions. In addition, in the U.S., any net operating loss and credit carryforwards may extend the ability of the tax authorities to examine our tax returns beyond the regular limits. We are not currently under any U.S. federal, U.S. state, or other foreign tax examinations.

NOTE 11. NET INCOME PER SHARE
Basic net income per share is computed using only the weighted-average number of shares of common stock outstanding for the applicable period, while diluted net income per share is computed assuming conversion of all potentially dilutive securities, such as stock options, unvested restricted stock units and awards, and convertible notes during such period.
The following table presents the calculation of basic and diluted net income (loss) per share for the fiscal years ended June 30, 2018, July 1, 2017 and July 2, 2016:

	Year Ended
	June 30, 2018	July 1, 2017	July 2, 2016
	(Thousands, except per share amounts)
Net income	$62,453	$127,859	$8,580

Weighted-average shares - Basic	169,263	158,115	110,599
Effect of dilutive potential common shares from:
Stock options and stock appreciation rights	389	674	204
Restricted stock units and awards	2,084	2,489	2,425
Convertible notes	—	3,753	—
Weighted-average shares - Diluted	171,736	165,031	113,228

Basic net income per share	$0.37	$0.81	$0.08
Diluted net income per share	$0.36	$0.77	$0.08
For fiscal years ended June 30, 2018, July 1, 2017 and July 2, 2016, we excluded 0.7 million, 0.8 million and 35.6 million, respectively, of outstanding stock options, stock appreciation rights, unvested restricted stock units or shares issuable in connection with convertible notes from the calculation of diluted net income per share because their effect would have been anti-dilutive.

NOTE 12. GEOGRAPHIC INFORMATION, PRODUCT GROUPS AND CUSTOMER CONCENTRATION
We evaluate our reportable segments in accordance with ASC Topic 280, Segment Reporting, which establishes standards for reporting information about operating segments, geographic areas and major customers in financial statements. During fiscal years 2018, 2017 and 2016, we had one operating segment in which we designed, manufactured and marketed optical components and modules for the long-haul, metro and data center markets.
Geographic Information
The following table shows revenues by geographic area for the fiscal years ended June 30, 2018, July 1, 2017 and July 2, 2016, based on the delivery locations of our products:

	Year Ended
	June 30, 2018	July 1, 2017	July 2, 2016
	(Thousands)
Asia-Pacific:
China	$169,825	$227,897	$167,229
Thailand	64,206	97,808	11,161
Malaysia	5,461	20,965	31,823
Other Asia-Pacific	20,466	15,776	6,665
Total Asia-Pacific	$259,958	$362,446	$216,878

Americas:
United States	$78,858	$82,516	$63,158
Mexico	101,768	43,122	46,385
Other Americas	10,918	35,170	6,901
Total Americas	$191,544	$160,808	$116,444

EMEA:
Italy	$43,196	$32,926	$27,249
Germany	17,438	14,221	21,284
Other EMEA	24,840	21,050	18,918
Total EMEA	$85,474	$68,197	$67,451

Japan	$6,194	$9,517	$7,141

Total revenues	$543,170	$600,968	$407,914
The following table sets forth our long-lived tangible assets by country as of the dates indicated:

	Year Ended
	June 30, 2018	July 1, 2017
	(Thousands)
Japan	$61,845	$49,843
China	23,126	25,010
United Kingdom	20,112	8,174
United States	14,956	11,057
Malaysia	8,651	10,521
Rest of world	8,748	9,728
	$137,438	$114,333

Product Groups
The following table sets forth revenues by product group for the fiscal years ended June 30, 2018, July 1, 2017 and July 2, 2016:

	Year Ended
	June 30, 2018	July 1, 2017	July 2, 2016
	(Thousands)
100 Gb/s + transmission modules	$422,699	$457,975	$228,619
40 Gb/s and lower transmission modules	120,471	142,993	179,295
	$543,170	$600,968	$407,914

Significant Customers and Concentration of Credit Risk
For the fiscal year ended June 30, 2018, four customers accounted for 10 percent or more of our revenues, representing 17 percent, 13 percent, 13 percent and 11 percent of our revenues, respectively. For the fiscal year ended July 1, 2017, four customers accounted for 10 percent or more of our revenues, representing 18 percent, 18 percent, 15 percent and 12 percent, of our revenues, respectively. For the fiscal year ended July 2, 2016, four customers accounted for 10 percent or more of our revenues, representing 21 percent, 13 percent, 10 percent and 10 percent, of our revenues, respectively.
As of June 30, 2018, two customers accounted for 10 percent or more or our accounts receivable, representing approximately 22 percent and 14 percent of our accounts receivable, respectively. As of July 1, 2017, one customer accounted for 10 percent or more of our accounts receivable, representing approximately 20 percent of our accounts receivable.

NOTE 13. RELATED PARTY TRANSACTIONS
During fiscal year 2015, Hitachi, Ltd. (“Hitachi”) was considered our related party based on their ownership interest as disclosed on Schedule 13G with the SEC. During the second quarter of fiscal year 2016, Hitachi sold approximately 6.6 million shares of our common stock. Based on a review of public filings, as of June 30, 2018 and July 1, 2017, Hitachi owned less than 5 percent of our outstanding common stock.

We continue to enter into transactions with Hitachi in the normal course of business. We are also party to a research and development agreement and intellectual property license agreements with Hitachi. We also have certain capital equipment leases with Hitachi Capital Corporation and Hitachi High-Technologies Corporation as described in Note 6, Commitments and Contingencies.

NOTE 14. SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)
The following tables set forth our unaudited condensed consolidated statements of operations data for each of the eight quarterly periods ended June 30, 2018. We have prepared this unaudited information on a basis consistent with our audited consolidated financial statements, reflecting all normal recurring adjustments that we consider necessary for a fair presentation of our financial position and operating results for the fiscal quarters presented. Basic and diluted net income per share is computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted net income per share.

	Quarter Ended
	June 30, 2018	March 31, 2018	December 30, 2017	September 30, 2017
	(Thousands)
Revenues	$120,944	$127,293	$139,335	$155,598
Cost of revenues	76,136	83,729	87,507	92,894
Gross profit	44,808	43,564	51,828	62,704
Operating expenses	35,898	35,633	32,573	31,475
Other income (expense), net	97	3,266	2,658	1,497
Income before income taxes	9,007	11,197	21,913	32,726
Income tax provision	2,587	390	3,176	6,237
Net income	$6,420	$10,807	$18,737	$26,489
Net income per share:
Basic	$0.04	$0.06	$0.11	$0.16
Diluted	$0.04	$0.06	$0.11	$0.16
Shares used in computing net income per share:
Basic	170,325	169,602	168,990	168,137
Diluted	172,316	171,261	170,692	170,849

	Quarter Ended
	July 1, 2017	April 1, 2017	December 31, 2016	October 1, 2016
	(Thousands)
Revenues	$149,380	$162,182	$153,914	$135,492
Cost of revenues	88,049	95,394	93,150	89,136
Gross profit	61,331	66,788	60,764	46,356
Operating expenses	31,444	29,048	27,362	28,417
Other income (expense), net	30	1,095	(3,098)	(14,182)
Income before income taxes	29,917	38,835	30,304	3,757
Income tax (benefit) provision	(26,110)	621	37	406
Net income	$56,027	$38,214	$30,267	$3,351
Net income per share:
Basic	$0.33	$0.23	$0.18	$0.03
Diluted	$0.33	$0.22	$0.18	$0.02
Shares used in computing net income per share:
Basic	167,349	166,808	165,822	132,480
Diluted	170,204	169,841	168,856	135,529

Financial Statement Schedule II: Valuation and Qualifying Accounts
For the Years Ended June 30, 2018, July 1, 2017 and July 2, 2016

Allowance for Doubtful Accounts
(Thousands)
Balance at June 27, 2015	$2,815
Additions charged to cost, expenses or revenues	—
Deductions, write-offs and adjustments	(1,141)
Balance at July 2, 2016	1,674
Additions charged to cost, expenses or revenues	—
Deductions, write-offs and adjustments	(141)
Balance at July 1, 2017	1,533
Additions charged to cost, expenses or revenues	—
Deductions, write-offs and adjustments	(140)
Balance at June 30, 2018	$1,393

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1
Agreement and Plan of Merger dated March 11, 2018, by and among Lumentum Holdings Inc., Prota Merger Sub, Inc., Prota Merger, LLC and Oclaro, Inc. (previously filed as Exhibit 2.1 to Registrant's Current Report on Form 8-K filed on March 12, 2018 and incorporated herein by reference.)

2.2
Agreement and Plan of Merger dated March 26, 2012, among Oclaro, Inc., Tahoe Acquisition Sub, Inc. and Opnext, Inc. (previously filed as Exhibit 2.1 to Registrant's Current Report on Form 8-K filed on March 26, 2012 and incorporated herein by reference.)

2.3 (1)
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

10.14 (2)
Offer Letter of Walter Jankovic, President, Optical Connectivity, dated February 8, 2018 (previously filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed on May 8, 2018 and incorporated herein by reference.)

10.15 (2)
Offer Letter of David L. Teichmann, Executive Vice President, General Counsel and Corporate Secretary, dated December 5, 2013 (previously filed as Exhibit 10.7 to Registrant's Quarterly Report on Form 10-Q filed on February 6, 2014 and incorporated herein by reference.)

10.16 (2)
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

10.18 (2)
Oclaro, Inc. Fourth Amended and Restated 2001 Long-Term Stock Incentive Plan (previously filed as Annex A to Registrant's Proxy Statement on Schedule 14A, filed on November 26, 2013 and incorporated herein by reference.)

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

10.41 (2)
Oclaro, Inc. Fifth Amended and Restated 2001 Long-Term Stock Incentive Plan (previously filed as Annex A to to Registrant's Proxy Statement on Schedule 14A, filed on September 22, 2014 and incorporated herein by reference.)

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

10.46 (2)
Oclaro, Inc. Fifth Amended and Restated 2001 Long-Term Stock Incentive Plan, Form of Performance Stock Unit Agreement (previously filed as Exhibit 10.46 to Registrant's Annual Report on Form 10-K filed on August 18, 2017 and incorporated herein by reference.)

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

10.54
Oclaro, Inc. Fifth Amended and Restated 2001 Long-Term Stock Incentive Plan (previously filed as Annex B to to Registrant's Proxy Statement on Schedule 14A, filed on September 27, 2017 and incorporated herein by reference.)

21.1 (3)	Oclaro, Inc. Significant Subsidiaries
23.1 (3)	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on signature page to this Annual Report).
31.1 (3)	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2 (3)	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1 (3)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2 (3)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
99.1 (3)	Reconciliation of GAAP to Non-GAAP Financial Measures

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission.

(2)	Management contract or compensatory plan or arrangement.

(3)	Filed herewith.