Form 10-Q
period 2018-09-29
OCLARO, INC.
filed 2018-11-08
CIK 1110647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2018
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

171,609,087 shares of common stock were outstanding as of November 5, 2018

OCLARO, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

OCLARO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 29, 2018	June 30, 2018
	(Thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$337,920	$245,688
Short-term investments	3,997	77,440
Accounts receivable, net of allowances for doubtful accounts of $1,458 and $1,393 as of September 29, 2018 and June 30, 2018, respectively	108,720	100,482
Inventories	89,779	106,678
Prepaid expenses and other current assets	36,178	35,175
Total current assets	576,594	565,463
Property and equipment, net	131,721	137,438
Other intangible assets, net	19	61
Deferred tax assets	17,192	16,625
Other non-current assets	1,514	1,212
Total assets	$727,040	$720,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69,281	$68,221
Accrued expenses and other liabilities	36,321	41,686
Capital lease obligations, current	530	2,386
Total current liabilities	106,132	112,293
Deferred gain on sale-leaseback	4,962	5,193
Capital lease obligations, non-current	702	857
Other non-current liabilities	10,373	10,440
Total liabilities	122,169	128,783
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock: 1,000 shares authorized; none issued and outstanding	—	—
Common stock: $0.01 par value per share; 275,000 shares authorized; 171,601 shares issued and outstanding at September 29, 2018 and 170,675 shares issued and outstanding at June 30, 2018	1,715	1,706
Additional paid-in capital	1,705,945	1,703,331
Accumulated other comprehensive income	42,550	42,547
Accumulated deficit	(1,145,339)	(1,155,568)
Total stockholders’ equity	604,871	592,016
Total liabilities and stockholders’ equity	$727,040	$720,799

The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 29, 2018	September 30, 2017
	(Thousands, except per share amounts)
Revenues	$131,658	$155,598
Cost of revenues	86,064	92,894
Gross profit	45,594	62,704
Operating expenses:
Research and development	16,162	16,435
Selling, general and administrative	16,389	14,866
Amortization of other intangible assets	42	152
Restructuring and acquisition-related expenses	800	—
Loss on disposal of property and equipment	777	22
Total operating expenses	34,170	31,475
Operating income	11,424	31,229
Other income (expense):
Interest income (expense), net	200	434
(Loss) gain on foreign currency transactions, net	(193)	489
Other income (expense), net	1,357	574
Total other income (expense)	1,364	1,497
Income before income taxes	12,788	32,726
Income tax provision	2,559	6,237
Net income	$10,229	$26,489
Net income per share:
Basic	$0.06	$0.16
Diluted	$0.06	$0.16
Shares used in computing net income per share:
Basic	171,046	168,137
Diluted	173,127	170,849
The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	September 29, 2018	September 30, 2017
	(Thousands)
Net income	$10,229	$26,489
Other comprehensive income:
Unrealized gain on marketable securities	3	7
Currency translation adjustments	—	1,495
Total comprehensive income	$10,232	$27,991
The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 29, 2018	September 30, 2017
	(Thousands)
Cash flows from operating activities:
Net income	$10,229	$26,489
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred gain on sale-leaseback	(191)	(196)
Accretion of premiums on short-term investments	(54)	—
Depreciation and amortization	8,463	6,347
Change in deferred tax assets, net	(567)	5,745
Stock-based compensation expense	4,004	3,199
Loss on disposal of property and equipment	777	22
Other non-cash adjustments	40	—
Changes in operating assets and liabilities:
Accounts receivable, net	(8,303)	1,787
Inventories	17,188	(1,523)
Prepaid expenses and other current assets	(1,003)	(5,737)
Other non-current assets	(302)	(735)
Accounts payable	1,271	11,746
Accrued expenses and other liabilities	(5,434)	121
Net cash provided by operating activities	26,118	47,265
Cash flows from investing activities:
Purchases of property and equipment	(3,882)	(22,072)
Purchases of short-term investments	—	(74,871)
Maturities of short-term investments	73,500	25,500
Net cash provided by (used in) investing activities	69,618	(71,443)
Cash flows from financing activities:
Proceeds from the exercise of stock options	256	325
Shares repurchased for tax withholdings on vesting of restricted stock units	(1,926)	(1,756)
Payments on capital lease obligations	(1,780)	(168)
Net cash used in financing activities	(3,450)	(1,599)
Effect of exchange rate on cash, cash equivalents and restricted cash	(54)	(1,522)
Net increase (decrease) in cash, cash equivalents and restricted cash	92,232	(27,299)
Cash, cash equivalents and restricted cash at beginning of period	245,688	219,987
Cash, cash equivalents and restricted cash at end of period	$337,920	$192,688

Supplemental disclosures of non-cash transactions:
Unpaid property and equipment in accounts payable	$5,722	$5,934
Capital lease obligations incurred for purchases of property and equipment	206	—
The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. BASIS OF PREPARATION
Basis of Presentation
Oclaro, Inc., a Delaware corporation, is sometimes referred to in this Quarterly Report on Form 10-Q as “Oclaro,” “we,” “us” or “our.”
The accompanying unaudited condensed consolidated financial statements of Oclaro as of September 29, 2018 and for the three months ended September 29, 2018 and September 30, 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission ("SEC") Regulation S-X, and include the accounts of Oclaro and all of our subsidiaries. Accordingly, they do not include all of the information and footnotes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our consolidated financial position and results of operations have been included. The condensed consolidated results of operations for the three months ended September 29, 2018 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 29, 2019.
The condensed consolidated balance sheet as of June 30, 2018 has been derived from our audited financial statements as of such date, but does not include all disclosures required by U.S. GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2018 ("2018 Form 10-K").
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
During the three months ended September 29, 2018, we recorded acquisition-related costs of $0.3 million in restructuring and acquisition-related expenses within our condensed consolidated statements of operations. During the three months ended September 30, 2017, we recorded no acquisition-related costs in restructuring and acquisition-related expenses.

Termination of Denial Order and Reinstitution of ZTE's Export Privileges
On April 16, 2018, the U.S. Department of Commerce ("DOC") changed and reactivated its previously suspended denial order and suspended the export privileges of Zhongxing Telecommunications Equipment Corporation ("ZTE Corporation") and its subsidiary, ZTE Kangxun Telecommunications Ltd. ("ZTE Kangxun") (collectively, "ZTE") after determining that ZTE made false statements to the DOC related to senior employee disciplinary actions ("Denial Order"). On July 13, 2018, following approval of a settlement agreement between the DOC and ZTE and ZTE's payment of certain amounts to the DOC, the Denial Order was terminated and ZTE was removed from the DOC's Denied Persons List. During the pendency of the Denial Order, ZTE was prohibited from participating in any way in any transaction subject to the Export Administration Regulations ("EAR") and U.S. companies were restricted from exporting or re-exporting to or on behalf of ZTE any item subject to the EAR or engaging in any transaction to service any item subject to the EAR that has been or will be exported from the U.S. and which was owned, possessed or controlled by ZTE. During the pendency of the Denial Order, we ceased shipment of products to ZTE, which has been one of our significant customers. During the first quarter of our fiscal 2019, we resumed shipments of products to ZTE.
During the three months ended September 29, 2018, we recorded a $0.5 million net benefit related to inventory that was sold in the quarter that had previously been written-down because of the uncertainty of whether it would be sold to ZTE or re-allocated to other customers.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported periods. Examples of significant estimates and assumptions made by management involve the valuation allowances for deferred tax assets, the fair value of stock-based compensation, the fair value of pension liabilities, estimates for allowances for doubtful accounts and valuation of excess and obsolete inventories. These judgments can be subjective and complex and consequently actual results could differ materially from those estimates and assumptions. Descriptions of the key estimates and assumptions are included in our 2018 Form 10-K.
Fiscal Years
We operate on a 52/53 week year ending on the Saturday closest to June 30. Our fiscal year ending June 29, 2019 will be a 52 week year, with the quarter ended September 29, 2018 being a 13 week quarterly period. Our fiscal year ended June 30, 2018 was a 52 week year, with the quarter ended September 30, 2017 being a 13 week quarterly period.
Reclassifications
For presentation purposes, we have reclassified certain prior period amounts to conform to the current period financial statement presentation, including an adjustment relating to an immaterial error of approximately $10.4 million, increasing cash flows from operations associated with changes in accounts payable and increasing cash flows used in investing activities associated with purchases of property and equipment, in our condensed consolidated statement of cash flows for the three months ended September 30, 2017. We determined that the adjustment did not have a material impact to our prior period condensed consolidated financial statements.
In connection with our adoption of Accounting Standards Update ("ASU") 2016-18, Statement of Cash Flows: Restricted Cash, we adjusted the beginning-of-period and end-of-period cash and cash equivalent balances within the condensed consolidated statement of cash flows for the three months ended September 30, 2017 to include restricted cash. The impact of this adoption was an increase of $0.4 million in net cash used in investing activities, an increase of $0.7 million to the beginning-of-period cash, cash equivalents and restricted cash balance and an increase of $0.3 million to the end-of-period cash, cash equivalents and restricted cash balance for the three months ended September 30, 2017.
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

Translation adjustments reported prior to October 1, 2017, remain as a component of accumulated other comprehensive income in our condensed consolidated balance sheet. The translated values for any non-monetary assets and liabilities as of October 1, 2017 became the new accounting basis for those assets.
Effective October 1, 2017, monetary assets and liabilities denominated in currencies other than the U.S. dollar functional currency are re-measured each reporting period into U.S. dollars, with the resulting exchange gains and losses reported in (loss) gain on foreign currency transactions, net within our condensed consolidated statement of operations.

NOTE 2. RECENT ACCOUNTING STANDARDS
Recently Adopted Accounting Standards
Revenue Recognition
In May 2014 and May 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, respectively. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes previous revenue recognition guidance. We adopted this guidance on July 1, 2018, the start to our first quarter of fiscal 2019, using the modified retrospective method. There was no cumulative catch-up adjustment upon adoption of this guidance.
Our revenue from contracts with customers is generated through the sale of products, which consists of a single performance obligation. We recognize revenue at a point in time in an amount that reflects the fair value of the consideration to be received for the products sold, net of sales tax and other tax amounts collected from customers for remittance to governmental authorities. We elected to account for shipping and handling activities as a fulfillment cost.
Our contracts with customers are typically comprised of a customer purchase order and/or an executed agreement. Our payment terms vary by customer and location, however, the time period between when revenue is recognized and when payment is due is not significant. Before accepting a new customer, we review publicly available information and credit rating databases to provide ourselves with reasonable assurance that the new customer will pay all outstanding amounts in accordance with our standard terms. For existing customers, we monitor historic payment patterns and we perform ongoing credit evaluations to assess whether we can expect payment in accordance with the terms set forth in the agreement under which the sale was made.
We satisfy the performance obligation and record revenues when transfer of control of our product has passed to the customer. We specify delivery terms in the agreement under which the sale was made and assess each shipment against those terms, and only recognize revenue when we are certain that the delivery terms have been met and transfer of control has occurred.
Our sales terms do not allow for a right of return, except for matters related to manufacturing defects, which are covered under our warranty. Our warranties are considered an assurance-only type of service.
See Note 11, Geographic Information, Product Groups, Market Applications and Customer Concentration Information, for a presentation of revenue disaggregated by geography, market application and product group.
We elected to apply the practical expedient to recognize the incremental costs of obtaining a contract, specifically sales commissions and other contract administration costs, when incurred because the amortization period for these costs is one year or less.
Cash Flows
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash to standardize the presentation of transfers between cash and restricted cash in the cash flow statement. We adopted this guidance in the first quarter of 2019, and as a result, restricted cash has been included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets for the periods indicated that sum to the total of the same such amounts shown in the condensed consolidated statement of cash flows:

	September 29, 2018	September 30, 2017
	(Thousands)
Cash and cash equivalents	$337,920	$192,420
Restricted cash	—	268
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$337,920	$192,688

Recent Accounting Standards Pending Adoption
In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General: Disclosure Framework, which amends the disclosure requirements for single-employer defined benefit plans, removing disclosures that are not considered cost-beneficial, clarifying the specific requirements of disclosures, and adding disclosure requirements identified as relevant. The guidance will be effective for us at the end of fiscal 2021, with early adoption permitted. We are currently evaluating the likely impact the implementation of this standard will have on our financial statements and footnote disclosures.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement: Disclosure Framework, which aims to improve the effectiveness of fair value measurement disclosures. The amendments ASU-2018-13 modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, including the consideration of costs and benefits. The guidance will be effective for us in the first quarter of fiscal 2021, with early adoption permitted. We are currently evaluating the likely impact the implementation of this standard will have on our financial statements and footnote disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases, which requires recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In July 2018, the FASB issued ASU 2018-11, Leases: Targeted Improvements, which provide entities with an additional (and optional) transition method to adopt the new lease requirements by allowing entities to initially apply the requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The guidance also provides lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component if certain conditions are met. This guidance will be effective for us in the first quarter of fiscal 2020, with early adoption permitted. We are currently evaluating the likely impact the implementation of this standard will have on our financial statements and footnote disclosures.
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

NOTE 3. BALANCE SHEET DETAILS
Cash and Cash Equivalents
The following table provides details regarding our cash and cash equivalents at the dates indicated:

	September 29, 2018	June 30, 2018
	(Thousands)
Cash and cash equivalents:
Cash-in-bank	$64,686	$88,297
Money market funds	273,234	153,392
Commercial paper	—	3,999
	$337,920	$245,688
As of September 29, 2018, $49.3 million of the $337.9 million of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we could be required to accrue and pay additional taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S., except for specific entities in China and Germany where we decided to exit certain businesses.

Short-Term Investments
The following table provides details regarding our short-term investments at the dates indicated:

	September 29, 2018	June 30, 2018
Short-term investments	(Thousands)
U.S. Treasury securities	$3,997	$31,939
Commercial paper	—	41,401
Corporate bonds	—	4,100
	$3,997	$77,440
Inventories
The following table provides details regarding our inventories at the dates indicated:

	September 29, 2018	June 30, 2018
	(Thousands)
Inventories:
Raw materials	$23,898	$30,488
Work-in-process	47,737	54,503
Finished goods	18,144	21,687
	$89,779	$106,678
Property and Equipment, Net
The following table provides details regarding our property and equipment, net at the dates indicated:

	September 29, 2018	June 30, 2018
	(Thousands)
Property and equipment, net:
Buildings and improvements	$12,086	$12,086
Plant and machinery	139,248	137,301
Fixtures, fittings and equipment	3,526	3,526
Computer equipment	22,420	22,721
	177,280	175,634
Less: Accumulated depreciation	(45,559)	(38,196)
	$131,721	$137,438
Property and equipment includes assets under capital leases of $1.2 million and $3.2 million at September 29, 2018 and June 30, 2018, respectively. Amortization associated with assets under capital leases is recorded in depreciation expense.
During the three months ended September 29, 2018, we recorded a loss on disposal of property and equipment of $0.8 million, related to the disposal of equipment related to certain legacy data communication products.

Accrued Expenses and Other Liabilities
The following table presents details regarding our accrued expenses and other liabilities at the dates indicated:

	September 29, 2018	June 30, 2018
	(Thousands)
Accrued expenses and other liabilities:
Compensation and benefits related accruals	$13,684	$14,167
Warranty accrual	3,861	3,879
Purchase commitments in excess of future demand, current	3,097	6,321
Deferred rent	2,018	2,040
Other accruals	13,661	15,279
	$36,321	$41,686
Accumulated Other Comprehensive Income
The following table presents the components of accumulated other comprehensive income at the dates indicated:

	September 29, 2018	June 30, 2018
	(Thousands)
Accumulated other comprehensive income:
Currency translation adjustments	$42,626	$42,626
Unrealized loss on marketable securities	(1)	(4)
Japan defined benefit plan	(101)	(101)
Other	26	26
	$42,550	$42,547

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are shown in the table below by their corresponding balance sheet caption and consisted of the following types of instruments at September 29, 2018 and June 30, 2018:

	Fair Value Measurement at September 29, 2018 Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(Thousands)
Assets:
Cash and cash equivalents: (1)
Money market funds	$273,234	$—	$—	$273,234
Short-term investments:
U.S. Treasury securities	—	3,997	—	3,997
Total assets measured at fair value	$273,234	$3,997	$—	$277,231

(1)	Excludes $64.7 million in cash held in our bank accounts at September 29, 2018.

	Fair Value Measurement at June 30, 2018 Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(Thousands)
Assets:
Cash and cash equivalents: (1)
Money market funds	$153,392	$—	$—	$153,392
Commercial paper	—	3,999	—	3,999
Short-term investments:
Commercial paper	—	41,401	—	41,401
Corporate bonds	—	4,100	—	4,100
U.S. Treasury securities	—	31,939	—	31,939
Total assets measured at fair value	$153,392	$81,439	$—	$234,831

(1)	Excludes $88.3 million in cash held in our bank accounts at June 30, 2018.

NOTE 5. POST-RETIREMENT BENEFITS
We maintain a defined contribution plan and a defined benefit plan that provides retirement benefits to our employees in Japan. We also contribute to a U.K. based defined contribution pension scheme for employees.
Japan Defined Contribution Plan
Under the defined contribution plan in Japan, contributions are provided based on grade level and totaled $0.1 million and $0.1 million for the three months ended September 29, 2018 and September 30, 2017, respectively. Employees can elect to receive the benefit as additional salary or contribute the benefit to the plan on a tax-deferred basis.

Japan Defined Benefit Plan
Under the defined benefit plan in Japan (the “Japan Plan”), we calculate benefits based on an employee’s individual grade level and years of service. Employees are entitled to a lump sum benefit upon retirement or upon certain instances of termination.
As of September 29, 2018, there were no plan assets associated with the Japan Plan. As of September 29, 2018, there was $0.3 million in accrued expenses and other liabilities and $6.7 million in other non-current liabilities in our condensed consolidated balance sheet to account for the projected benefit obligations under the Japan Plan. Net periodic pension costs for the Japan Plan included the following:

	Three Months Ended
	September 29, 2018	September 30, 2017
	(Thousands)
Service cost	$157	$157
Interest cost	5	5
Net periodic pension costs	$162	$162
We made $0.1 million in benefit payments under the Japan Plan during the three months ended September 29, 2018. We made no benefit payments during the three months ended September 30, 2017.
U.K. Defined Contribution Pension Scheme
Under the defined contribution pension scheme, employer contributions totaled $0.3 million and $0.3 million for the three months ended September 29, 2018 and September 30, 2017, respectively.

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

The following table summarizes movements in the warranty accrual for the periods indicated:

	Three Months Ended
	September 29, 2018	September 30, 2017
	(Thousands)
Warranty provision—beginning of period	$3,879	$4,124
Warranties issued	105	216
Warranties utilized or expired	(112)	(120)
Currency translation and other adjustments	(11)	51
Warranty provision—end of period	$3,861	$4,271
Capital Leases
In connection with our acquisition of Opnext on July 23, 2012, we assumed capital leases for certain capital equipment, which had lease terms that ranged from one to five years, and provided us with the option to purchase the equipment at the residual value upon expiration. For certain of these capital leases in Japan, we have entered into one year extensions. During the first quarter of fiscal 2019, we negotiated an early buyout of the remaining $2.0 million of these leases.
In October 2015, we entered into a capital lease agreement for certain capital equipment. The lease term is for 5 years, after which time the ownership of the equipment will transfer from the lessor to us. During the lease term, we will make twenty equal installments of principal and interest, payable quarterly. Interest on the capital lease will accrue at 1.15 percent per annum.
The following table shows the future minimum lease payments due under non-cancelable capital leases at September 29, 2018:

Capital Leases
(Thousands)
Fiscal Year Ending:
2019 (remaining)	$419
2020	598
2021	258
2022	—
2023	—
Thereafter	—
Total minimum lease payments	1,275
Less amount representing interest	(43)
Present value of capitalized payments	1,232
Less: current portion	(530)
Long-term portion	$702
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
We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of September 29, 2018 and June 30, 2018, the liability for these purchase commitments was $3.1 million and $6.3 million, respectively, and was included in accrued expenses and other liabilities in our condensed consolidated balance sheets.

Malaysian Goods and Services Tax (“GST”)
In February 2016, the Malaysian tax authorities preliminarily denied our Malaysia GST refund claims representing approximately $2.5 million. These claims were made in connection with the export of finished goods from our contract manufacturing partner’s Malaysian facilities. We are currently appealing the denial of these claims, and believe that additional options may be available to us if we do not obtain a favorable resolution. Although we have taken action to minimize the impact of the GST with respect to our ongoing operations, we believe it is reasonably possible that, ultimately, we may not be able to recover some of these GST amounts. Of the $2.5 million in GST claims, we recorded $0.7 million in prepaid expenses and other current assets in our condensed consolidated balance sheet at September 29, 2018, net of reserves and certain offsetting payments from our contract manufacturing partner.
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
Oyster Optics Litigation
On November 23, 2016, Oyster Optics LLC (“Oyster”) filed a civil suit against Cisco Systems, Inc. (“Cisco”) and British Telecommunications PLC (“BT”), in the U.S. District Court for the Eastern District of Texas, Marshall Division, Case No. 2:16-CV-01301. In the complaint, Oyster alleges that Cisco and BT infringed seven patents owned by Oyster, which patents allegedly relate to certain Cisco optical platform products, some of which may incorporate Oclaro components. Oyster subsequently dismissed its claim against BT without prejudice. In January 2017, Cisco requested that Oclaro indemnify and defend it in this litigation, pursuant to our commercial agreements with Cisco. In May 2017, Oclaro and Cisco preliminarily agreed to an allocation of the responsibilities for the costs of defense associated with Oyster’s claims. However, due to the uncertainty regarding the infringement allegations that Oyster may present at trial and the resultant uncertainty regarding the number of Oclaro components that may be implicated by such infringement allegations, Oclaro and Cisco agreed to defer until the conclusion of the litigation the final determination of whether and to what extent Oclaro will indemnify Cisco for any amounts Cisco may be required to pay Oyster and Cisco’s related defense costs. After discovery, Oyster’s infringement case against Cisco involved claims of only one patent and did not involve Oclaro components that were the subject of our commercial agreements with Cisco. In June of 2018, Cisco communicated its determination that the Oyster litigation against it did not involve Oclaro. On October 25, 2018, the Court granted Oyster and Cisco’s joint motion to stay all deadlines in their case; as a result, no trial date is currently set. On November 1, 2018, Oyster and Cisco jointly moved to sever "all claims not resolved by the Court’s Order Granting Defendants’ Motion for Partial Summary Judgment Regarding Their Release Defense (Dkt. 826, sealed) . . . including any possible supplement or clarification thereto." They also jointly moved for those new actions to be stayed and administratively closed pending the resolution of any appeals from Oyster's current litigation with Cisco. Oyster and Cisco also jointly moved on November 1st for entry of final judgment in favor of Cisco and against Oyster, indicating that "[a]ssuming the Court grants the parties' contemporaneously filed motion to sever, there are no remaining issues in the [Oyster-Cisco] litigation to be resolved." Between June and September of 2017, Cisco and Oclaro filed eleven Petitions for inter partes review with the U.S. Patent Office of claims in six of the patents that Oyster originally asserted against Cisco. The Patent Office eventually instituted inter partes review for eight of the eleven Petitions involving claims of five of the six patents. Trials for the instituted Petitions are ongoing.
On November 24, 2016, Oyster also filed a civil suit against Coriant America Inc. (“Coriant”) in the U.S. District Court for the Eastern District of Texas, Marshall Division, Case No. 2:16-cv-01302. In the complaint against Coriant, Oyster alleges that Coriant has infringed the same seven patents that were asserted against Cisco. On May 18, 2017, Oyster’s case against Coriant was consolidated with cases that Oyster brought against other parties, including Cisco. On December 21, 2017, Coriant requested that Oclaro indemnify and defend it in this litigation, pursuant to our commercial agreements with Coriant. Oclaro has refused this request for reasons including that Oyster’s claims against Coriant do not clearly implicate Oclaro products and that Coriant’s request was not timely made. Coriant has stated its disagreement with this position. As a result, Oclaro may have further discussions with Coriant regarding Coriant’s request for defense and indemnification. Oyster and Coriant informed the Court on April 12,

2018, that “all matters in controversy between the parties have been settled, in principle.” On July 3, 2018, the Court granted a joint motion from Oyster and Coriant to dismiss their case with prejudice.
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
Thereafter, on July 25, 2018, the plaintiff in the Garcia Lawsuit dismissed his action, with prejudice as to the individual plaintiff. The plaintiffs in the Neinast, Franchi, Wordehoff, and Ryan Lawsuits dismissed these actions, with prejudice as to the respective individual plaintiffs, on July 27, 2018. The plaintiff in the Walker Lawsuit dismissed her action, with prejudice as to the individual plaintiff, on August 14, 2018. At the time the other complaints were being dismissed, counsel for plaintiff in the remaining lawsuit, the Karri Lawsuit, stated his intention to file an amended complaint. On September 27, 2018, the Court rejected, without hearing, the Karri plaintiff’s motion to be appointed lead counsel because plaintiff failed to follow the required notice procedure. Following this order, plaintiff renewed his public notice of filing of the lawsuit, but has taken no further action. If the Karri Lawsuit proceeds, Oclaro intends to defend the action vigorously.

NOTE 7. EMPLOYEE STOCK PLANS

Stock Incentive Plans
As of September 29, 2018, there were approximately 13.8 million shares of our common stock available for grant under the Fifth Amended and Restated 2001 Long-Term Stock Incentive Plan (the "Plan").
We generally grant restricted stock awards and restricted stock unit ("RSU") awards that vest over a one to four year service period, and in certain cases each may vest earlier based upon the achievement of specific performance-based objectives as set by our board of directors or the compensation committee of our board of directors. We no longer grant stock options.
We also have a minimal amount of stock appreciation rights ("SARs") outstanding as of September 29, 2018, which we assumed in connection with our acquisition of Opnext.
Performance-Based Restricted Stock Units ("PSUs")
In August 2017, our board of directors approved a grant of 1.1 million PSUs to certain executive officers with an aggregate estimated grant date fair value of $9.5 million. These PSUs have service- and performance-based vesting conditions. One-third of the PSUs will vest subject to the achievement of $700.0 million of revenue over any four consecutive quarters through the end of fiscal 2020, subject to service conditions; one-third of the PSUs will vest upon the achievement of $100.0 million of free cash flow (defined as adjusted EBITDA less capital expenditures) over any four consecutive quarters through the end of fiscal 2020, subject to service conditions; and one-third of the PSUs will vest upon the achievement of $800.0 million of revenue in any one fiscal year from 2018 through 2020 and upon achievement of $100.0 million of free cash flow over any four consecutive quarters through the end of fiscal 2020, subject to service conditions. Upon attaining each performance condition, the service-based vesting condition is satisfied for that tranche as to 1/3 of the PSUs on the first anniversary of the vesting commencement date, and with respect to 1/12 of the underlying shares each subsequent quarter, such that all PSUs for that tranche are fully vested on the third anniversary of the vesting commencement date. As of September 29, 2018, we determined that the achievement of the performance conditions associated with these PSUs was improbable. The performance conditions associated with these PSUs will be considered achieved upon the consummation of the merger with Lumentum.
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
Restricted Stock Units
In August 2018, our board of directors approved a long term incentive grant of 0.5 million RSUs to certain executive officers and 1.8 million RSUs to other employees, which vest over four years.
In August 2017, our board of directors approved a long term incentive grant of 0.6 million RSUs to certain executive officers and 1.6 million RSUs to other employees, which vest over four years.

Stock Incentive Plan Activity
The following table summarizes the combined activity under all of our equity incentive plans for the three months ended September 29, 2018:

	Shares Available For Grant	Stock Options / SARs Outstanding	Weighted- Average Exercise Price	Time and Performance-based Restricted Stock Awards / Units Outstanding	Weighted- Average Grant Date Fair Value
	(Thousands)	(Thousands)		(Thousands)
Balance at June 30, 2018	16,456	1,066	$7.75	6,586	$7.38
Granted	(3,157)	—	—	2,255	8.59
Exercised or released	3	(72)	6.90	(1,104)	6.63
Forfeited or expired	456	(378)	13.39	(55)	7.76
Balance at September 29, 2018	13,758	616	$4.38	7,682	$7.84

Supplemental disclosure information about our stock options and SARs outstanding as of September 29, 2018 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Thousands)		(Years)	(Thousands)
Options and SARs exercisable	612	$4.40	3.3	$2,991
Options and SARs outstanding	616	$4.38	3.3	$3,018
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the closing price of our common stock of $8.94 on September 28, 2018, which would have been received by the option holders had all option holders exercised their options as of that date. There were approximately 0.5 million shares of common stock subject to in-the-money options which were exercisable as of September 29, 2018. We settle employee stock option exercises with newly issued shares of common stock.

NOTE 8. STOCK-BASED COMPENSATION
We recognize stock-based compensation expense in our condensed consolidated statement of operations related to all share-based awards, including grants of stock options, based on the grant date fair value of such share-based awards.
The amounts included in cost of revenues and operating expenses for stock-based compensation were as follows:

	Three Months Ended
	September 29, 2018	September 30, 2017
	(Thousands)
Stock-based compensation by category of expense:
Cost of revenues	$562	$438
Research and development	1,067	867
Selling, general and administrative	2,375	1,894
	$4,004	$3,199
Stock-based compensation by type of award:
Stock options	$8	$32
Restricted stock awards	4,285	3,464
Inventory adjustment to cost of revenues	(289)	(297)
	$4,004	$3,199

Included in stock-based compensation for the three months ended September 29, 2018 and September 30, 2017 is approximately $0.3 million and $0.7 million, respectively, in stock-based compensation cost related to the issuance of PSUs granted in August 2015 and August 2016. We recorded no stock-based compensation expense related to the issuance of PSUs granted in August 2017 as we determined that the achievement of the performance conditions associated with these PSUs was not probable as of September 29, 2018. The amount of stock-based compensation expense recognized in any one period related to PSUs can vary based on the achievement or anticipated achievement of the performance conditions. If the performance conditions are not met or not expected to be met, no compensation cost would be recognized on the shares underlying the PSUs, and any previously recognized compensation expense related to those PSUs would be reversed.
As of September 29, 2018 and June 30, 2018, we capitalized $1.2 million and $0.9 million, respectively, of stock-based compensation in inventory.
As of September 29, 2018, we had minimal unrecognized stock-based compensation expense related to unvested stock options, that will be recognized over a weighted-average period of 0.2 years, and $46.9 million in unrecognized stock-based compensation expense related to unvested time-based and performance-based restricted stock awards that will be recognized over a weighted-average period of 2.7 years.

NOTE 9. INCOME TAXES
The income tax provision of $2.6 million and $6.2 million for the three months ended September 29, 2018 and September 30, 2017, respectively, relates primarily to our foreign operations.
The total amount of our unrecognized tax benefits as of September 29, 2018 and June 30, 2018, were approximately $3.1 million and $3.1 million, respectively. As of September 29, 2018, we had $2.3 million of unrecognized tax benefits that, if recognized, would affect our effective tax rate. While it is often difficult to predict the final outcome of any particular uncertain tax position, we believe that unrecognized tax benefits could decrease by approximately $1.1 million in the next twelve months.
On December 22, 2017, the Tax Cuts and Jobs Act ("TCJA") was signed into law. Among other things, the TCJA introduces new international tax provisions that will be effective in our fiscal 2019. including (i) a new provision designed to currently tax the global low-taxed income of our foreign subsidiaries, together with a deduction of up to 50 percent and a partial credit for foreign taxes incurred by the foreign subsidiaries; (ii) limitations on the deductibility of certain base eroding payments to foreign entities; and (iii) limitations on the use of foreign tax credits to reduce U.S. income tax liability. Our estimated fiscal 2019 annual global intangible low-tax income ("GILTI") inclusion income will be entirely offset by our net operating losses which are subject to a full valuation allowance. Accordingly, this inclusion does not impact our interim income tax provision. We do not expect the other tax law changes to have a material impact to the interim income tax provision.
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
Our financial statements do not provide for tax on undistributed earnings of our foreign subsidiaries intended to be permanently reinvested outside the U.S. within our foreign operations. At September 29, 2018, the amount of undistributed earnings of profitable subsidiaries is approximately $139.7 million. If repatriated to the U.S. following the enactment of the TCJA, the distribution would not result in material additional U.S. taxes. However, we estimate that an additional $1.3 million in foreign withholding and other taxes would be incurred at the time of distribution.

NOTE 10. NET INCOME PER SHARE
Basic net income per share is computed using only the weighted-average number of shares of common stock outstanding for the applicable period, while diluted net income per share is computed assuming conversion of all potentially dilutive securities, such as stock options and unvested restricted stock units and awards during such period.
The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended
	September 29, 2018	September 30, 2017
	(Thousands, except per share amounts)
Net income	$10,229	$26,489

Weighted-average shares - Basic	171,046	168,137
Effect of dilutive potential common shares from:
Stock options and stock appreciation rights	314	504
Restricted stock units and awards	1,767	2,208
Weighted-average shares - Diluted	173,127	170,849

Basic net income per share	$0.06	$0.16
Diluted net income per share	$0.06	$0.16
For the three months ended September 29, 2018 and September 30, 2017, we excluded 0.2 million and 0.6 million, respectively, underlying outstanding stock options, stock appreciation rights and unvested restricted stock awards from the calculation of diluted net income per share because their effect would have been anti-dilutive.

NOTE 11. GEOGRAPHIC INFORMATION, PRODUCT GROUPS, MARKET APPLICATIONS AND CUSTOMER CONCENTRATION INFORMATION
Geographic Information
The following table shows revenues by geographic area based on the delivery locations of our products:

	Three Months Ended
	September 29, 2018	September 30, 2017
	(Thousands)
Asia-Pacific:
China	$50,804	$41,433
Thailand	19,384	18,075
Malaysia	4,124	2,087
Other Asia-Pacific	5,620	3,702
Total Asia-Pacific	$79,932	$65,297

Americas:
United States	14,720	37,690
Mexico	25,732	29,486
Other Americas	331	5,231
Total Americas	$40,783	$72,407

EMEA:
Italy	5,704	6,925
Germany	2,852	4,055
Other EMEA	1,374	4,816
Total EMEA	$9,930	$15,796

Japan	$1,013	$2,098

Total revenues	$131,658	$155,598
Product Groups
The following table sets forth revenues by product group:

	Three Months Ended
	September 29, 2018	September 30, 2017
	(Thousands)
100 Gb/s + transmission modules	$107,386	$125,641
40 Gb/s and lower transmission modules	24,272	29,957
	$131,658	$155,598

Market Applications
The following table sets forth revenues by market application:

	Three Months Ended
	September 29, 2018	September 30, 2017
	(Thousands)
Data Communications/Client Side	$57,009	$75,078
Telecommunications/Line Side	74,649	80,520
	$131,658	$155,598
Significant Customers and Concentration of Credit Risk
For the three months ended September 29, 2018, four customers accounted for 10 percent or more of our revenues, representing approximately 16 percent, 15 percent, 14 percent and 12 percent of our revenues, respectively. For the three months ended September 30, 2017, five customers accounted for 10 percent or more of our revenues, representing approximately 17 percent, 11 percent, 11 percent, 10 percent and 10 percent of our revenues, respectively.
As of September 29, 2018, four customers accounted for 10 percent or more of our accounts receivable, representing approximately 16 percent, 12 percent, 12 percent and 11 percent of our accounts receivable, respectively. As of June 30, 2018, two customers accounted for 10 percent or more of our accounts receivable, representing approximately 22 percent and 14 percent of our accounts receivable, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, about our future expectations, plans or prospects and our business. You can identify these statements by the fact that they do not relate strictly to historical or current events, and contain words such as “anticipate,” “estimate,” “expect,” “forecast,” “project,” “intend,” “plan,” “believe,” “will,” “should,” “outlook,” “could,” “target,” “model,” "objective," and other words of similar meaning in connection with discussion of future operating or financial performance. We have based our forward looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. There are a number of important factors that could cause our actual results or events to differ materially from those indicated by such forward-looking statements, including (i) the risk that our pending merger with Lumentum Holdings Inc. does not close, due to the failure of one or more conditions to closing, (ii) disruption from the merger making it more difficult to maintain our customer, supplier, key personnel and other strategic relationships, (iii) uncertainty as to the market value of the Lumentum merger consideration to be paid in the merger, (iv) the risk that required governmental approvals of the merger (including China antitrust approval) will not be obtained or that such approvals will be delayed beyond current expectations, (v) the risk of litigation in respect of either Oclaro or Lumentum or the merger, (vi) our dependence on a limited number of customers for a significant percentage of our revenues, (vii) competition and pricing pressure, (viii) our ability to effectively manage our inventory, (ix) the absence of long-term purchase commitments from many of our long-term customers, (x) our ability to meet or exceed our gross margin expectations, (xi) our ability to grow our revenues in the future by increasing the percentage of sales associated with new products, (xii) the effects of fluctuations in foreign currency exchange rates, (xiii) our ability to obtain governmental licenses and approvals for international trading activities or technology transfers, including export licenses, (xiv) our ability to timely develop, commercialize and ramp the production of new products to customer required volumes, (xv) the effect of tariffs or other restrictions on trade between the U.S. and China, (xvi) our ability to respond to evolving technologies, customer requirements and demands, and product design challenges, (xvii) our dependence on a limited number of suppliers and key contract manufacturers, (xviii) the impact of additional restructuring charges we may take in the future, (xix) the risks associated with delays, disruptions or quality control problems in manufacturing, (xx) our manufacturing yields, (xxi) our ability to conclude agreements with our customers on favorable terms, (xxii) our ability to maintain effective internal controls over financial reporting, (xxiii) fluctuations in our revenues, growth rates and operating results, (xxiv) changes in our effective tax rates or outcomes of tax audits or similar proceedings, (xxv) the impact of financial market and general economic conditions in the industries in which we operate and any resulting reduction in demand for our products, (xxvi) potential operating or reporting disruptions that could result from the implementation of our new enterprise resource planning system, and (xxvii) other factors described under the caption "Risk Factors" and elsewhere in the documents we periodically file with the SEC. We cannot guarantee any future results, levels of activity, performance or achievements. You should not place undue reliance on forward-looking statements. Moreover, we assume no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements, except as required by law. Several of the important factors that may cause our actual results to differ materially from the expectations we describe in forward-looking statements are identified in the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and "Risk Factors" in this Quarterly Report on Form 10-Q.
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
Our customers include: Amazon.com; Ciena Corporation; Cisco Systems, Inc.; Coriant GmbH; Google Inc.; Huawei Technologies Co. Ltd; InnoLight Technology Corporation; Microsoft Corporation; Nokia and ZTE Corporation.

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
Termination of Denial Order and Reinstitution of ZTE's Export Privileges
On April 16, 2018, the U.S. Department of Commerce ("DOC") changed and reactivated its previously suspended denial order and suspended the export privileges of Zhongxing Telecommunications Equipment Corporation ("ZTE Corporation") and its subsidiary, ZTE Kangxun Telecommunications Ltd. ("ZTE Kangxun") (collectively, "ZTE") after determining that ZTE made false statements to the DOC related to senior employee disciplinary actions ("Denial Order"). On July 13, 2018, following approval of a settlement agreement between the DOC and ZTE and ZTE's payment of certain amounts to the DOC, the Denial Order was terminated and ZTE was removed from the DOC's Denied Persons List. During the pendency of the Denial Order, ZTE was prohibited from participating in any way in any transaction subject to the Export Administration Regulations ("EAR") and U.S. companies were restricted from exporting or re-exporting to or on behalf of ZTE any item subject to the EAR or engaging in any transaction to service any item subject to the EAR that has been or will be exported from the U.S. and which was owned, possessed or controlled by ZTE. During the pendency of the Denial Order, we ceased shipment of products to ZTE, which has been one of our significant customers. During the first quarter of our fiscal 2019, we resumed shipments of products to ZTE.
During the three months ended September 29, 2018, we recorded a $0.5 million net benefit related to inventory that was sold in the quarter that had previously been written-down because of the uncertainty of whether it would be sold to ZTE or re-allocated to other customers.

RESULTS OF OPERATIONS

The following table sets forth our condensed consolidated results of operations for the periods indicated, along with amounts expressed as a percentage of revenues, and comparative information regarding the absolute and percentage changes in these amounts:

	Three Months Ended					Increase
	September 29, 2018		September 30, 2017		Change	(Decrease)
	(Thousands)%		(Thousands)%		(Thousands)%
Revenues	$131,658	100.0	$155,598	100.0	$(23,940)	(15.4)
Cost of revenues	86,064	65.4	92,894	59.7	(6,830)	(7.4)
Gross profit	45,594	34.6	62,704	40.3	(17,110)	(27.3)
Operating expenses:
Research and development	16,162	12.3	16,435	10.6	(273)	(1.7)
Selling, general and administrative	16,389	12.4	14,866	9.6	1,523	10.2
Amortization of other intangible assets	42	—	152	0.1	(110)	(72.4)
Restructuring and acquisition-related expenses	800	0.6	—	—	800	n/m	(1)
Loss on disposal of property and equipment	777	0.6	22	—	755	3,431.8
Total operating expenses	34,170	26.0	31,475	20.2	2,695	8.6
Operating income	11,424	8.7	31,229	20.1	(19,805)	(63.4)
Other income (expense):
Interest income (expense), net	200	0.2	434	0.3	(234)	(53.9)
(Loss) gain on foreign currency transactions, net	(193)	(0.1)	489	0.3	(682)	n/m	(1)
Other income (expense), net	1,357	1.0	574	0.4	783	136.4
Total other income (expense)	1,364	1.0	1,497	1.0	(133)	(8.9)
Income before income taxes	12,788	9.7	32,726	21.0	(19,938)	(60.9)
Income tax provision	2,559	1.9	6,237	4.0	(3,678)	(59.0)
Net income	$10,229	7.8	$26,489	17.0	$(16,260)	(61.4)

(1)	Not meaningful.

Revenues
Revenues for the three months ended September 29, 2018 decreased by $23.9 million, or 15 percent, compared to the three months ended September 30, 2017. Compared to the three months ended September 30, 2017, revenues from sales of our 100 Gb/s + transmission modules decreased by $18.3 million, or 15 percent, primarily due to a decline in sales of our client side transceivers as well as our line side components; and revenues from sales of our 40 Gb/s and lower transmission modules decreased by $5.7 million, or 19 percent, primarily due to declining sales of certain legacy 40 Gb/s and 10 Gb/s products being gradually replaced by our newer higher speed products. This product mix shift reflects our continued focus on the market for higher speed products that are smaller in size and have lower power consumption.
For the three months ended September 29, 2018, four customers accounted for 10 percent or more of our revenues, representing approximately 16 percent, 15 percent, 14 percent and 12 percent of our revenues, respectively. For the three months ended September 30, 2017, five customers accounted for 10 percent or more of our revenues, representing approximately 17 percent, 11 percent, 11 percent, 10 percent and 10 percent of our revenues, respectively.

Gross Profit
Gross profit is calculated as revenues less cost of revenues. Gross margin rate is gross profit reflected as a percentage of revenues.
Our gross margin rate was approximately 35 percent for the three months ended September 29, 2018, compared to 40 percent for the three months ended September 30, 2017. This decrease was primarily due to a weaker product mix predominantly related to the wind-down of 100G Datacom modules and fixed manufacturing costs on lower revenues, both contributing approximately 3 percentage points.
Our cost of revenues consists of the costs associated with manufacturing our products, and includes the purchase of raw materials, labor costs and related overhead, including stock-based compensation charges and the costs charged by our contract manufacturers for the products they manufacture for us. Charges for excess and obsolete inventory are also included in cost of revenues.

Research and Development Expenses
Research and development expenses were $16.2 million for the three months ended September 29, 2018, and were flat compared to $16.4 million for the three months ended September 30, 2017.
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

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $16.4 million for the three months ended September 29, 2018, compared to $14.9 million for the three months ended September 30, 2017. The increase was primarily related to an increase of $0.9 million in professional fees and an increase of $0.5 million in stock-based compensation charges.
Selling, general and administrative expenses consist primarily of personnel-related expenses, including stock-based compensation charges related to employees engaged in sales, general and administrative functions, legal and professional fees, facilities expenses, insurance expenses and certain information technology costs.

Amortization of Other Intangible Assets
Amortization of other intangible assets decreased by $0.1 million during the three months ended September 29, 2018, as compared to the three months ended September 30, 2017. Based on the current level of our other intangible assets as of September 29, 2018, we expect our future amortization of intangible assets to be immaterial for fiscal 2019.

Restructuring and Acquisition-Related Expenses
During the three months ended September 29, 2018, we recorded restructuring and acquisition-related expenses of $0.8 million, representing $0.5 million in personnel-related costs and $0.3 million in acquisition-related costs in connection with professional fees associated with the Merger. During the first quarter of fiscal 2018, we did not incur any restructuring and acquisition-related expenses.

Loss on Disposal of Property and Equipment
During the three months ended September 29, 2018, we recorded a loss on disposal of property and equipment of $0.8 million, related to the disposal of equipment related to certain legacy data communication products. During the first quarter of fiscal 2018, we had a minimal loss on disposal of property and equipment.

Total Other Income (Expense)
Total other income (expense) was $1.4 million in income for the three months ended September 29, 2018 compared to $1.5 million in income for the three months ended September 30, 2017. This change in other income (expense) primarily related to a $0.7 million decrease in foreign currency transaction gains during the three months ended September 29, 2018, as compared to the three months ended September 30, 2017, related to the revaluation of non-functional currency denominated balances in our U.K. and Japan subsidiaries; a $0.2 million decrease in interest income during the three months ended September 29, 2018; partially offset by a $0.8 million increase in other income principally related to investment income.

Income Tax Provision
The income tax provision of $2.6 million and $6.2 million for the three months ended September 29, 2018 and September 30, 2017, respectively, relates primarily to our foreign operations.
The total amount of our unrecognized tax benefits as of September 29, 2018 and June 30, 2018, were approximately $3.1 million. As of September 29, 2018, we had $2.3 million of unrecognized tax benefits that, if recognized, would affect our effective tax rate. While it is often difficult to predict the final outcome of any particular uncertain tax position, we believe that unrecognized tax benefits could decrease by approximately $1.1 million in the next twelve months.

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
We identified our critical accounting policies in our Annual Report on Form 10-K for the year ended June 30, 2018 ("2018 Form 10-K") related to revenue recognition, inventory valuation, accounting for stock-based compensation and income taxes. It is important that the discussion of our operating results be read in conjunction with the critical accounting policies discussed in our 2018 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows from Operating Activities
Net cash provided by operating activities for the three months ended September 29, 2018 was $26.1 million, primarily resulting from net income adjusted for non-cash items of $22.7 million and a $3.4 million increase in cash due to changes in operating assets and liabilities. The adjustment to net income for non-cash items consisted of $8.5 million in depreciation and amortization, $4.0 million of expense related to stock-based compensation, and $0.8 million related to the disposal of equipment related to certain legacy data communication products, partially offset by a $0.6 million adjustment to the deferred tax asset related to our Japan subsidiary, $0.2 million from the amortization of a deferred gain from a sales-leaseback transaction in Caswell, U.K. and $0.1 million in accretion of premiums on our marketable securities. The $3.4 million increase in cash due to changes in operating assets and liabilities was comprised of a $17.2 million decrease in inventories attributable to the timing of the shipment of inventory to our customers and the receipt of inventory from our vendors, and a $1.3 million increase in accounts payable largely attributable to the timing of purchases and payments to vendors, partially offset by a $8.3 million increase in accounts receivable attributable to timing of collections, a $5.4 million decrease in accrued expenses and other liabilities, a $1.0 million increase in prepaid expenses and other current assets primarily due to an increase in our non-trade receivables from our contract manufacturers, reflecting our higher revenues in the first quarter of fiscal 2019 as compared to the fourth quarter of fiscal 2018, and a $0.3 million increase in other non-current assets.
Net cash provided by operating activities for the three months ended September 30, 2017 was $47.3 million, primarily resulting from net income adjusted for non-cash items of $41.6 million and a $5.6 million increase in cash due to changes in operating assets and liabilities. The adjustment to net income for non-cash items consisted of a $6.3 million in depreciation and amortization, a $5.7 million adjustment to the deferred tax asset as a result of our utilization of net operating losses in Japan, and $3.2 million of expense related to stock-based compensation, partially offset by $0.2 million from the amortization of a deferred gain from a sales-leaseback transaction in Caswell, U.K. The $5.6 million increase in cash due to changes in operating assets and liabilities was comprised of a $11.7 million increase in accounts payable largely attributable to the timing of purchases and payments to vendors, a $1.8 million decrease in accounts receivable attributable to timing of collections, and a $0.1 million increase in accrued expenses and other liabilities, partially offset by a $5.7 million increase in prepaid expenses and other current assets primarily due to an increase in our non-trade receivables related to the increased volume of business going through our contract manufacturers, a $1.5 million increase in inventories resulting from the receipt of inventory intended for sale in future quarters, and a $0.7 million increase in other non-current assets.

Cash Flows from Investing Activities
Net cash provided by investing activities for the three months ended September 29, 2018 was $69.6 million, primarily consisting of $73.5 million of maturities of available-for-sale short-term investments, partially offset by $3.9 million used in capital expenditures.
Net cash used in investing activities for the three months ended September 30, 2017 was $71.4 million, primarily consisting of $74.9 million of purchases of available-for-sale short-term investments and $22.1 million used in capital expenditures, partially offset by $25.5 million of maturities of available-for-sale short-term investments.
Cash Flows from Financing Activities
Net cash used in financing activities for the three months ended September 29, 2018 was $3.5 million, primarily consisting of $1.8 million in payments on capital lease obligations, including negotiating an early buyout of a large portion of our outstanding capital leases in Japan, and $1.9 million related to shares repurchased for tax withholdings on vesting of restricted stock units, partially offset by $0.3 million in proceeds from the exercise of stock options.
Net cash used in financing activities for the three months ended September 30, 2017 was $1.6 million, primarily consisting of $1.8 million related to shares repurchased for tax withholdings on vesting of restricted stock units and $0.2 million in payments on capital lease obligations, partially offset by $0.3 million in proceeds from the exercise of stock options.
Future Cash Requirements
As of September 29, 2018, we held $341.9 million in cash, cash equivalents and short-term investments, comprised of $337.9 million in cash and cash equivalents, and $4.0 million of short-term investments; and we had working capital of $470.5 million.
Based on our current cash and cash equivalent balances, we believe that we have sufficient funds to support our operations through the next 12 months, including approximately $20.0 million to $30.0 million of capital expenditures that we expect to incur through the remainder of the current fiscal year.
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
As of September 29, 2018, $49.3 million of the $337.9 million of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we could be required to accrue and pay additional taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S., except for specific entities in China and Germany where we decided to exit certain businesses.
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
We also have indemnification clauses in various contracts that we enter into in the normal course of business, such as indemnification in favor of customers in respect of liabilities they may incur as a result of purchasing our products should such products infringe the intellectual property rights of a third party. We have not historically paid out any material amounts related to these indemnifications; therefore, no accrual has been made for these indemnifications. See Note 6, Commitments and Contingencies for additional details.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our principal market risks are our exposure to changes in interest rates and certain exchange rates. We do not use risk sensitive instruments for trading purposes.
INTEREST RATES
We have financed our operations through a mixture of issuances of equity, capital leases and working capital. We have exposure to interest rate fluctuations on our money market funds, certain of our short-term investments and for amounts borrowed through our capital leases.
At September 29, 2018, we had $1.2 million due under our capital leases. An increase in our average interest rate by 1.0 percent would increase our annual interest expense in connection with our capital leases minimally.
We monitor our interest rate risk on our cash equivalents and short-term investment balances. At September 29, 2018, a 100 basis point increase or decrease in interest rates would reduce the market value of our cash equivalents and short-term investments minimally.
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
Translation adjustments reported prior to October 1, 2017, remain as a component of accumulated other comprehensive income in our condensed consolidated balance sheet. The translated values for any non-monetary assets and liabilities as of October 1, 2017 became the new accounting basis for those assets.
Effective October 1, 2017, monetary assets and liabilities denominated in currencies other than the U.S. dollar functional currency are re-measured each reporting period into U.S. dollars, with the resulting exchange gains and losses reported in (loss) gain on foreign currency transactions, net within the condensed consolidated statement of operations..
As of September 29, 2018, certain of our foreign subsidiaries had $25.6 million in non-U.S. dollar denominated accounts payable, net of accounts receivable, related to sales to external customers and purchases from suppliers, and $12.2 million in non-U.S. dollar denominated cash accounts. It is estimated that a 10 percent fluctuation in the U.S. dollar relative to these other foreign currencies would lead to a profit of $1.3 million (U.S. dollar weakening), or loss of $1.3 million (U.S. dollar strengthening) on the translation of these balances, which would be recorded as a gain or loss on foreign currency transactions in our condensed consolidated statement of operations.
HEDGING PROGRAM
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
During the three months ended September 29, 2018, we did not enter into any foreign currency forward exchange contracts. During the three months ended September 30, 2017, we entered into foreign currency forward exchange contracts, which expired in the same fiscal quarter in which they were established. In connection with these foreign currency hedges, during the three months ended September 30, 2017, we recorded a $0.1 million gain on foreign currency transactions within our condensed consolidated statement of operations.

As of September 29, 2018, we did not have any outstanding foreign currency forward exchange contracts.
BANK LIQUIDITY RISK
As of September 29, 2018, we had approximately $64.7 million of unrestricted cash (excluding money market funds) in operating accounts that are held with domestic and international financial institutions. These cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors and they are not supported by the national government of the country in which such financial institution is located. Notwithstanding, to date, we have not incurred any losses and have had full access to our operating accounts. See Note 3, Balance Sheet Details. We believe any failures of domestic and international financial institutions could impact our ability to fund our operations in the short term.

ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 29, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
We previously reported a material weakness in internal control over financial reporting related to the identification and recording of foreign currency transaction gains and losses, which was described in Item 9A of our Annual Report on From 10-K for the year ended June 30, 2018. We have implemented corrective actions for this material weakness, which includes enhanced analytical and review-based controls over the identification and recording of foreign currency transaction gains and losses. These remediation activities have not been operational for a sufficient period of time to enable us to properly test the effectiveness of these new controls and determine them to be effective. As a result of the above factors, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 29, 2018, our disclosure controls and procedures were not effective.
Except as noted in the preceding paragraphs, there was no change in our internal control over financial reporting during the three months ended September 29, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Oyster Optics Litigation
On November 23, 2016, Oyster Optics LLC (“Oyster”) filed a civil suit against Cisco Systems, Inc. (“Cisco”) and British Telecommunications PLC (“BT”), in the U.S. District Court for the Eastern District of Texas, Marshall Division, Case No. 2:16-CV-01301. In the complaint, Oyster alleges that Cisco and BT infringed seven patents owned by Oyster, which patents allegedly relate to certain Cisco optical platform products, some of which may incorporate Oclaro components. Oyster subsequently dismissed its claim against BT without prejudice. In January 2017, Cisco requested that Oclaro indemnify and defend it in this litigation, pursuant to our commercial agreements with Cisco. In May 2017, Oclaro and Cisco preliminarily agreed to an allocation of the responsibilities for the costs of defense associated with Oyster’s claims. However, due to the uncertainty regarding the infringement allegations that Oyster may present at trial and the resultant uncertainty regarding the number of Oclaro components that may be implicated by such infringement allegations, Oclaro and Cisco agreed to defer until the conclusion of the litigation the final determination of whether and to what extent Oclaro will indemnify Cisco for any amounts Cisco may be required to pay Oyster and Cisco’s related defense costs. After discovery, Oyster’s infringement case against Cisco involved claims of only one patent and did not involve Oclaro components that were the subject of our commercial agreements with Cisco. In June of 2018, Cisco communicated its determination that the Oyster litigation against it did not involve Oclaro. On October 25, 2018, the Court granted Oyster and Cisco’s joint motion to stay all deadlines in their case; as a result, no trial date is currently set. On November 1, 2018, Oyster and Cisco jointly moved to sever "all claims not resolved by the Court’s Order Granting Defendants’ Motion for Partial Summary Judgment Regarding Their Release Defense (Dkt. 826, sealed) . . . including any possible supplement or clarification thereto." They also jointly moved for those new actions to be stayed and administratively closed pending the resolution of any appeals from Oyster's current litigation with Cisco. Oyster and Cisco also jointly moved on November 1st for entry of final judgment in favor of Cisco and against Oyster, indicating that "[a]ssuming the Court grants the parties' contemporaneously filed motion to sever, there are no remaining issues in the [Oyster-Cisco] litigation to be resolved." Between June and September of 2017, Cisco and Oclaro filed eleven Petitions for inter partes review with the U.S. Patent Office of claims in six of the patents that Oyster originally asserted against Cisco. The Patent Office eventually instituted inter partes review for eight of the eleven Petitions involving claims of five of the six patents. Trials for the instituted Petitions are ongoing.
On November 24, 2016, Oyster also filed a civil suit against Coriant America Inc. (“Coriant”) in the U.S. District Court for the Eastern District of Texas, Marshall Division, Case No. 2:16-cv-01302. In the complaint against Coriant, Oyster alleges that Coriant has infringed the same seven patents that were asserted against Cisco. On May 18, 2017, Oyster’s case against Coriant was consolidated with cases that Oyster brought against other parties, including Cisco. On December 21, 2017, Coriant requested that Oclaro indemnify and defend it in this litigation, pursuant to our commercial agreements with Coriant. Oclaro has refused this request for reasons including that Oyster’s claims against Coriant do not clearly implicate Oclaro products and that Coriant’s request was not timely made. Coriant has stated its disagreement with this position. As a result, Oclaro may have further discussions with Coriant regarding Coriant’s request for defense and indemnification. Oyster and Coriant informed the Court on April 12, 2018, that “all matters in controversy between the parties have been settled, in principle.” On July 3, 2018, the Court granted a joint motion from Oyster and Coriant to dismiss their case with prejudice.

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
Thereafter, on July 25, 2018, the plaintiff in the Garcia Lawsuit dismissed his action, with prejudice as to the individual plaintiff. The plaintiffs in the Neinast, Franchi, Wordehoff, and Ryan Lawsuits dismissed these actions, with prejudice as to the respective individual plaintiffs, on July 27, 2018. The plaintiff in the Walker Lawsuit dismissed her action, with prejudice as to the individual plaintiff, on August 14, 2018. At the time the other complaints were being dismissed, counsel for plaintiff in the remaining lawsuit, the Karri Lawsuit, stated his intention to file an amended complaint. On September 27, 2018, the Court rejected, without hearing, the Karri plaintiff’s motion to be appointed lead counsel because plaintiff failed to follow the required notice procedure. Following this order, plaintiff renewed his public notice of filing of the lawsuit, but has taken no further action. If the Karri Lawsuit proceeds, Oclaro intends to defend the action vigorously.

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
One of the conditions to closing of the Merger is the absence of any order or law by a court or other governmental entity in any jurisdiction that is material to the business or operations of Oclaro or Lumentum that prohibits, enjoins or makes illegal the closing of the Merger. Consequently, if a settlement or other resolution is not reached in any lawsuit that is filed and a claimant secures injunctive or other relief prohibiting, delaying or otherwise adversely affecting Lumentum’s and/or Oclaro’s ability to complete the Merger, then such injunctive or other relief may prevent the Merger from becoming effective in a timely manner or at all. See also Part II, Item 1, Legal Proceedings, "Oclaro Merger Litigation" in this Form 10-Q.

Risks Related to Our Business
We depend on a limited number of customers for a significant percentage of our revenues and the loss of a major customer could have a materially adverse impact on our financial condition.
Historically, we have generated most of our revenues from a limited number of customers. Our dependence on a limited number of customers is due to the fact that the optical telecommunications and data communications systems industries are dominated by a small number of large companies. These companies in turn depend primarily on a limited number of major telecommunications carriers and data center customers to purchase their products that incorporate our optical components. The industry in which our customers operate is subject to a trend of consolidation. To the extent this trend continues, we may become dependent on even fewer customers to maintain and grow our revenues.
During the fiscal years ended June 30, 2018, July 1, 2017 and July 2, 2016, our three largest customers accounted for 42 percent, 50 percent and 44 percent of our revenues, respectively. Because we rely on a limited number of customers for a significant percentage of our revenues, a decrease in demand for our products from any of our major customers for any reason (including due to data center and telecom market conditions, customer inventory buildup, catastrophic events, changes in network architecture, government action, financial viability or otherwise) could have a material adverse impact on our financial condition and results of operations. For example, we were unable to ship products for an extended period of time to one of our largest customers, ZTE, as discussed in our risk factor in this Form 10-Q, "The inability to obtain government licenses and approvals for desired international trading activities or technology transfers, including export licenses, may impact the profitable operation of our business."
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
We may not be able to maintain or improve our gross margins, due to slow introductions of new products, pricing pressure from increased competition, the failure to effectively reduce the cost of existing products, the failure to improve our product mix, the potential for future macroeconomic or market volatility reducing sales volumes, changes in customer demand (including a change in product mix between different areas of our business) or other factors. Our gross margins can also be adversely impacted for reasons including, but not limited to, manufacturing costs that we are not able to decrease in proportion to any decrease in selling price; unfavorable production yields or variances; increases in costs of input parts and materials; the timing of movements in our inventory balances; warranty costs and related returns; changes in foreign currency exchange rates; and possible exposure to inventory reserves. Any failure to maintain, or improve, our gross margins will adversely affect our financial results, including our goals to maintain profitability and sustainable cash flow from operations.
Sales of older legacy products continue to represent a significant percentage of our total revenues and, if we do not increase the percentage of sales associated with new products, our revenues and gross margins may not grow in the future or could decline.
The markets for our products are characterized by changing technology and continuing process development. The future of our business will depend in large part upon the continuing relevance of our technological capabilities, and our ability to introduce new products that address our customers’ requirements for more cost-effective and higher bandwidth solutions. We must also develop these new technologies and products on a cost-effective basis in order to effectively compete with our competitors. Our inability to successfully launch or sustain new or next generation programs or product features that anticipate or adequately address future market trends and market transitions in a timely manner could materially adversely affect our revenues, gross margins and financial results. We may also encounter competition from new or revised technologies that render our products less profitable or obsolete in our chosen markets, and our operating results may suffer. Furthermore, we cannot assure you that we will introduce new or next generation products in a timely manner, these products will gain market acceptance, or new product revenues will increase at a rate sufficient to replace declining legacy product revenues, and failure to do so could materially affect our operating results.

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
The inability to obtain government licenses and approvals for desired international trading activities or technology transfers, including export licenses, may impact the profitable operation of our business.
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

Since the beginning of 2018, there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding the possibility of instituting tariffs against foreign imports of certain materials.  More specifically, since March 2018, the U.S. and China have applied tariffs to certain of each other’s exports. Three rounds of U.S. tariffs on imports from China have become effective in July 2018, August 2018 and September 2018, respectively the “U.S. Tariffs on China Imports”). Most of our products are produced outside of China and are not subject to the U.S. Tariffs on China Imports. A limited number of our products have a China country of origin, but these products are not currently subject to the U.S. Tariffs on China Imports. Even though the current duties on imports into the U.S. from China are not being imposed on our products, it is possible new tariffs will be imposed that could affect imports of our products, or that our business will be impacted by existing and new tariffs or retaliatory trade measures taken by China or other countries in response to existing or future tariffs, causing us to raise prices or make changes to our operations, any of which could materially harm our revenue or operating results.
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
We depend on a limited number of suppliers of raw materials and equipment used to manufacture our products. We currently also depend on a limited number of contract manufacturers, principally Fabrinet in Thailand, Venture Corporation Limited ("Venture") in Malaysia, Toyo in Japan and Thailand, and eLASER in Taiwan, to manufacture certain of our products. Some of these suppliers are also our competitors, and others are our sole sources for certain materials and equipment. We typically have not entered into long-term agreements with our suppliers other than Fabrinet and Venture. As a result, these suppliers generally may stop supplying us materials and equipment at any time. Our reliance on a sole supplier or limited number of suppliers could result in delivery problems, reduced control over product pricing and quality, and an inability to identify and qualify another supplier in a timely manner. Some of our suppliers that may be small or under-capitalized may experience financial difficulties that could prevent them from supplying us materials and equipment. In addition, our suppliers, including our sole source suppliers, may experience manufacturing delays or shut downs due to earthquakes, floods, fires, labor unrest, political unrest, trade disputes or other events.
Any supply deficiencies relating to the quality or quantities of materials or equipment we use to manufacture our products could materially and adversely affect our ability to ramp the production of new products, our ability to fulfill customer orders, and our results of operations. Lead times for the purchase of certain materials and equipment from suppliers have increased and in some cases have limited our ability to rapidly respond to increased demand, and may continue to do so in the future. To the extent we introduce additional contract manufacturing partners, introduce new products with new partners and/or move existing internal or external production lines to new partners, we could experience supply disruptions during the transition process. In addition, due to our customers’ requirements relating to the qualification of our suppliers and contract manufacturing facilities and operations, we cannot quickly enter into alternative supplier relationships, which prevents us from being able to respond immediately to adverse events affecting our suppliers. Any transition to a new supplier could result in lost or delayed sales if our customers fail to qualify these new supply sources on a timely basis, or at all.

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
As of September 29, 2018, we had $131.7 million of property and equipment, net on our condensed consolidated balance sheet. If we make changes in our business strategy or if market or other conditions adversely affect our business operations, we may be forced to record an impairment charge related to these assets, which would adversely impact our results of operations. If impairment has occurred, we will be required to record an impairment charge for the difference between the carrying value of the assets and the implied fair value of the assets in the period in which such determination is made. The testing for impairment requires us to make significant estimates about the future performance and cash flows of our business, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry, or market conditions, changes in underlying business operations, future reporting unit operating performance, changes in competition, or changes in technologies. Any changes in key assumptions, or actual performance compared with those assumptions, about our business and its future prospects or other assumptions could affect the fair value of one or more reporting units, and result in an impairment charge.
We have identified a material weakness in our internal control over financial reporting of foreign currency transaction gains and losses which, if not remediated, could adversely affect our stock price.
Our controls over the identification and recording of foreign currency transaction gains and losses were not designed and operating effectively. As described under Part II, Item 9A, Controls and Procedures, of our Annual Report on Form 10-K filed on August 23, 2018, our management concluded that the deficiency constitutes a material weakness in our internal control over financial reporting, which was not effective as of June 30, 2018 and September 29, 2018.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Although we have developed and are implementing a plan to remediate this material weakness and believe, based on our evaluation to date, that this material weakness will be remediated during the second quarter of fiscal year 2019, we cannot assure you that this will occur within the contemplated timeframe. Moreover, we cannot assure you that we will not identify additional material weaknesses in our internal control over financial reporting in the future. If we are unable to remediate the material weakness, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the Securities and Exchange Commission, could be adversely affected. The occurrence of or our failure to remediate the material weakness may adversely affect the market price of our common stock and any other securities we may issue.
Our revenues, growth rates and operating results are likely to fluctuate significantly as a result of factors that are outside our control, which could adversely impact our operating results.
Our revenues, growth rates and operating results are likely to fluctuate significantly in the future as a result of factors that are outside our control. We may not achieve similar revenues, growth rates or operating results in future periods. Our revenues, growth rates and operating results for any prior quarterly or annual period should not be relied upon as any indication of our future revenues, growth rates or operating results. The timing of order placement, size of orders and satisfaction of contractual customer acceptance criteria, changes in the pricing of our products due to competitive pressures as well as order or shipment delays or deferrals, with respect to our products, may cause material fluctuations in revenues. Slower growth rates in China and for some of our client side transceivers may also cause our results to fluctuate. For example, revenues for the three months ended June 30, 2018 were reduced as a result of our cessation of shipments to ZTE following the DOC's re-imposition of export sanctions on ZTE, and we cannot guarantee the levels at which ZTE will resume ordering our products now that sanctions have been lifted.  See our risk factor in this Form 10-Q, "The inability to obtain government licenses and approvals for desired international trading activities or technology transfers, including export licenses, may prevent the profitable operation of our business."
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
We continue to assess the impact of the recently enacted H.R.1, commonly referred to as the Tax Cuts and Jobs Act, and the Finance (No. 2) Act 2017 in the United Kingdom (together, the “New Tax Laws”) as well as any future regulations implementing the New Tax Laws and any interpretations of the New Tax Laws. The effect of those regulations and interpretations, as well as any additional tax reform legislation in the United States, United Kingdom or elsewhere, could have a material adverse effect on our business, financial condition and results of operations by, among other things, decreasing the value of our deferred tax asset and/or requiring us to recognize a deferred tax liability for non-U.S. earnings. See Note 9 to the condensed consolidated financial statements, Income Taxes, in this Quarterly Report on Form 10-Q. If, in the future, we are required to reduce the value of our deferred tax asset or record a deferred tax liability, we may be required to record a corresponding charge to current earnings, which could have a material adverse effect on our financial condition and results of operations in the period in which it is recorded.
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

Third parties may in the future assert claims against us concerning our existing products or with respect to future products under development, or with respect to products that we may acquire through acquisitions. We have entered into and may in the future enter into indemnification obligations in favor of some customers that could be triggered upon an allegation or finding that we are infringing other parties’ proprietary rights. For example, see Part II, Item 1, Legal Proceedings, "Oyster Optics Litigation," in this Quarterly Report on Form 10-Q. Satisfaction of any such indemnification obligations to our customers could be costly and materially adversely affect our operating results. If we do infringe a third party’s rights, we may need to negotiate with holders of those rights in order to obtain a license to those rights or otherwise settle any infringement claim. We have from time to time received notices from third parties alleging infringement of their intellectual property and where appropriate have entered into license agreements with those third parties with respect to that intellectual property. Any license agreements that we wish to enter into the future with respect to intellectual property rights may not be available to us on commercially reasonable terms, or at all. We may not in all cases be able to resolve allegations of infringement through licensing arrangements, settlement, alternative designs or otherwise. We may take legal action to determine the validity and scope of the third-party rights or to defend against any allegations of infringement. Holders of intellectual property rights could become more aggressive in alleging infringement of their intellectual property rights and we may be the subject of such claims asserted by a third party. In the course of pursuing any of these means or defending against any lawsuits filed against us, we could incur material legal fees and related costs. The amount of time required to resolve these types of lawsuits, particularly patent-related litigation, is unpredictable and these actions may divert management's attention from the day-to-day operation of our business and consume our resources, which could materially and adversely affect our business, results of operations and cash flows. Due to the competitive nature of our industry, it is unlikely that we could increase our prices to cover such costs. In addition, such claims could result in significant penalties or injunctions that could prevent us from selling some of our products in certain markets or result in settlements or judgments that require payment of significant royalties or damages.
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
We have historically incurred losses and negative cash flows from operations since our inception. As of September 29, 2018, we had an accumulated deficit of $(1,145.3) million. Although we achieved income from continuing operations during the years ended June 30, 2018, July 1, 2017 and July 2, 2016, we incurred losses from continuing operations for the year ended June 27, 2015 of $48.2 million.
As of September 29, 2018, we held $341.9 million in cash, cash equivalents and short-term investments, comprised of $337.9 million in cash and cash equivalents, and $4.0 million in short-term investments; and we had working capital, including cash, of $470.5 million. At September 29, 2018, we had debt of $1.2 million, consisting of capital leases.
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

OCLARO, INC. (Registrant)

November 8, 2018	By:	/s/ GREG DOUGHERTY
Greg Dougherty Chief Executive Officer (Principal Executive Officer)

November 8, 2018	By:	/s/ PETE MANGAN
Pete Mangan Chief Financial Officer (Principal Financial Officer)